Form 10-Q
period 1998-03-31
HOLMES PRODUCTS CORP
filed 1998-05-14
CIK 1052490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER: 333-44473

                              HOLMES PRODUCTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                               04-2768914
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


233 FORTUNE BOULEVARD, MILFORD MASSACHUSETTTS               01757
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                 (508) 634-8050
                         (REGISTRANT'S TELEPHONE NUMBER)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                  YES                                   NO   X*
                      -----                                -----

* THE REGISTRANT HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR LESS THAN 90 DAYS.

                              HOLMES PRODUCTS CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                            PAGE
PART     I.       FINANCIAL INFORMATION

ITEM     1.       FINANCIAL STATEMENTS:

                    CONSOLIDATED BALANCE SHEET AT
                    DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED)          3

                    CONDENSED CONSOLIDATED STATEMENT OF
                    INCOME FOR THE THREE MONTHS ENDED
                    MARCH 31, 1997 AND MARCH 31, 1998 (UNAUDITED)             4

                    CONSOLIDATED STATEMENT OF
                    CASH FLOWS FOR THE THREE MONTHS ENDED
                    MARCH 31, 1997 AND MARCH 31, 1998 (UNAUDITED)             5

                    NOTES TO CONSOLIDATED
                    FINANCIAL STATEMENTS                                      6

ITEM     2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14

ITEM     3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                          17

PART     II.      OTHER INFORMATION                                          17

                  SIGNATURES                                                 18

PART     I.       FINANCIAL INFORMATION

ITEM     1.       FINANCIAL STATEMENTS


                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                           December 31,               March 31,
                                                                                              1997                1998(unaudited)
Assets
Current assets:
    Cash and cash equivalents...........................................................   $     5,141              $     9,484
    Accounts receivable, net............................................................        38,102                   29,700
    Inventories.........................................................................        55,550                   57,783
    Prepaid expenses and other current assets...........................................         1,116                      851
    Deferred income taxes...............................................................         4,167                    4,651
    Income taxes receivable.............................................................           104                      256
                                                                                           -----------              -----------
      Total current assets..............................................................       104,180                  102,725

    Property and equipment, net.........................................................        19,607                   19,608
    Deferred income taxes...............................................................           638                      638
    Deposits and other assets...........................................................           681                      965
    Debt issuance costs, net............................................................        10,059                    9,959
                                                                                           -----------              -----------
                                                                                           $   135,165              $   133,895
                                                                                           ===========              ===========
Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of capital lease obligations and other debt.........................   $     1,103              $       913
    Accounts payable....................................................................        13,710                   18,600
    Accrued expenses....................................................................         9,825                   11,738
    Accrued income taxes................................................................         1,224                    1,539
                                                                                           -----------              -----------
      Total current liabilities.........................................................        25,862                   32,790

Capital lease obligations...............................................................           792                      810
Line of credit..........................................................................        28,502                   20,000
Long-term debt..........................................................................       105,000                  105,000
Commitments and contingencies
Stockholders'deficit:
  Common stock, no par value. Authorized 15,000 shares; issued and
      outstanding 473 shares at December 31, 1997 and March 31, 1998....................        16,314                   16,314
  Treasury stock, at cost (880 shares)..................................................       (62,058)                 (62,058)
  Retained earnings.....................................................................        20,753                   21,039
                                                                                           -----------              -----------
       Total stockholders' deficit......................................................       (24,991)                 (24,705)
                                                                                           -----------              -----------
                                                                                           $   135,165              $   133,895
                                                                                           ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements

                              HOLMES PRODUCTS CORP.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               THREE MONTHS ENDED
                                                                                    March 31, 1997            March 31, 1998
Net sales.......................................................................      $   37,886                $   44,895
Cost of goods sold..............................................................          29,518                    30,830
                                                                                      ----------                ----------
  Gross profit..................................................................           8,368                    14,065
                                                                                      ----------                ----------

Operating expenses:
  Selling.......................................................................           3,343                     4,370
  General and administrative....................................................           3,092                     4,189
  Product development...........................................................           1,243                     1,691
                                                                                      ----------                ----------
    Total operating expenses....................................................           7,678                    10,250
                                                                                      ----------                ----------

    Operating profit............................................................             690                     3,815
                                                                                      ----------                ----------

Other income (expense):
  Interest and other expense, net...............................................           1,383                     3,433
                                                                                      ----------                ----------

Income (loss) before income taxes and minority interest.........................            (693)                      382
Income tax expense (benefit)....................................................            (104)                       96
                                                                                      ----------                ----------
Income (loss) before minority interest..........................................            (589)                      286
Minority interest in net income of majority-owned subsidiaries..................             177                        --
                                                                                      ----------                ----------
    Net income (loss)...........................................................      $     (766)               $      286
                                                                                      ==========                ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                     THREE MONTHS ENDED
                                                                                           March 31, 1997         March 31, 1998
Cash flows from operating activities:
  Net income (loss).....................................................................    $     (766)            $      286
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization.......................................................         1,609                  1,563
    Amortization of debt issuance costs.................................................            --                    294
    Change in allowance for doubtful accounts...........................................           163                    133
    Deferred income taxes...............................................................            97                   (484)
    Minority interest in net income of majority-owned subsidiaries......................           177                     --
    Changes in operating assets and liabilities:
      Accounts receivable...............................................................         2,345                  8,269
      Inventories.......................................................................        (2,267)                (2,233)
      Prepaid expenses and other current assets.........................................           282                    265
      Income taxes receivable...........................................................        (1,914)                  (152)
      Due from affiliates...............................................................        (1,208)                    --
      Deposits and other assets.........................................................          (522)                  (284)
      Trade acceptances payable.........................................................          (448)                    --
      Accounts payable..................................................................         1,324                  4,890
      Due to affiliates.................................................................          (273)                    --
      Accrued expenses..................................................................        (2,134)                 1,913
      Accrued income taxes..............................................................        (1,623)                   315
                                                                                            ----------             ----------
    Net cash provided by (used for) operating activities................................        (5,158)                14,775
                                                                                            ----------             ----------

Cash flows from investing activities:
  Purchases of property and equipment...................................................        (1,209)                (1,564)
                                                                                            ----------             ----------
    Net cash used for investing activities..............................................        (1,209)                (1,564)
                                                                                            ----------             ----------

Cash flows from financing activities:
  Net repayment of line of credit.......................................................            --                 (8,502)
  Net borrowings from affiliate.........................................................        10,000                     --
  Debt issuance costs...................................................................            --                   (194)
  Principal payments on capital lease obligations.......................................          (130)                  (172)
                                                                                            ----------             -----------
    Net cash provided by (used for) financing activities................................         9,870                 (8,868)
                                                                                            ----------             -----------

Net increase in cash and cash equivalents...............................................         3,503                  4,343
Cash and cash equivalents, beginning of period..........................................         4,462                  5,141
                                                                                            ----------             ----------
Cash and cash equivalents, end of period................................................    $    7,965             $    9,484
                                                                                            ==========             ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest...............................................................    $    1,457             $      583
   Cash paid for income taxes...........................................................    $    3,060             $      344


The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.   Nature of Business

     Holmes Products Corp. ("HPC") designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, dehumidifiers and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe.

     Holmes Products (Far East) Limited ("HPFEL") and its subsidiaries manufacture and sell consumer durable goods, including fans, heaters and humidifiers, mainly to HPC. HPFEL operates facilities in Hong Kong and The People's Republic of China.

     HPFEL is a wholly-owned subsidiary of HPC. Prior to the recapitalization transaction described in Note 4, HPC and HPFEL (together as "the Company") were both directly or indirectly an 80% owned subsidiary of Asco Investments Ltd., a subsidiary of Pentland Group plc ("Pentland").


2.   Basis of Consolidation

     The accompanying unaudited financial statements include the accounts of HPC and its wholly-owned subsidiaries, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and Holmes Air (Canada) Corp. The accompanying unaudited financial statements also include the accounts of HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd. Prior to the recapitalization transaction described in Note 4, the unaudited financial statements combined the accounts of HPC and HPFEL on the basis of common ownership. All significant inter-company balances and transactions have been eliminated.

3.   Minority Interest

     Prior to May 1997, HPFEL owned 70% of Raider Motor Corp., which owns 100% of Dongguan Raider Motor Corp. Ltd. The minority stockholders' interests in the net income and net assets of Raider Motor Corp. and Dongguan Raider Motor Corp. Ltd. were presented separately in the accompanying unaudited financial statements.

     In May and June 1997, the Company reached agreements to acquire the capital stock held by the minority stockholders. The book value of the minority interest exceeded the repurchase price by approximately $650,000. The excess of the fair market value of the assets and liabilities of Raider Motor Corp. on the date of acquisition over the purchase price has been recorded as a reduction of property and equipment during the year ended December 31, 1997.

4.   Recapitalization

     On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock, $1 par value, to

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     HPC in exchange for 130 shares of HPC's common stock, no par value, (ii) HPC issued 223 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs, (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) HPC redeemed 880 shares of HPC common stock held by Pentland for approximately $62.1 million. In connection with these transactions, HPC issued $105,000,000 of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27,500,000 under a new Line of Credit facility.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

5.   Unaudited Interim Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of March 31, 1998 and the Company's results of operations and cash flows for the three months ended March 31, 1997 and 1998. This interim financial information and notes thereto should be read in conjunction with the Company's Registration Statement on Form S-4, which includes audited financial statements for the year ended December 31, 1997. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories are as follows:

                                    December 31, 1997          March 31, 1998
     Finished goods                 $   34,305,000             $   36,163,000
     Raw materials                       8,844,000                  8,165,000
     Work-in-process                    12,401,000                 13,455,000
                                    --------------             --------------
                                    $   55,550,000             $   57,783,000
                                    --------------             --------------

7.    Contingencies

     The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   Condensed Consolidating Information

     The senior subordinated notes described in Note 4 were issued by HPC and are guaranteed by Holmes Manufacturing Corp. ("Manufacturing") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by HPC's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"). The guarantor subsidiaries are wholly-owned by HPC, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) HPC, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Manufacturing and Taiwan, the guarantor subsidiaries, and (iii) HPFEL and Canada, the non-guarantor subsidiaries. There were no transactions between Manufacturing and Taiwan, or between HPFEL and Canada, during any of the periods presented. Separate financial statements of Manufacturing and Taiwan are not presented herein as management does not believe that such statements would be material to investors. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 14 of the Company's audited financial statements for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-4, certain of HPFEL's subsidiaries in China have restrictions on distributions to the parent company.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1997 (IN THOUSANDS)



                                                                     Guarantor      Non-Guarantor
                                                   Parent          Subsidiaries      Subsidiaries     Eliminations    Consolidated
                                                   ------          ------------      ------------     ------------    ------------
Assets
Current assets:
  Cash and cash equivalents...................... $  3,741           $    --          $   1,400                        $    5,141
  Accounts receivable, net.......................   36,775                --              1,327                            38,102
  Inventories....................................   47,592                --             11,433       $   (3,475)          55,550
  Prepaid expenses and other current assets......      813                --                303                             1,116
  Deferred income taxes..........................    4,167                --                 --                             4,167
  Income taxes receivable........................      104                --                 --                               104
  Due from affiliates............................    5,426                89             10,605          (16,120)              --
                                                  --------           -------          ---------       ----------       ----------
    Total current assets.........................   98,618                89             25,068          (19,595)         104,180

Property and equipment,net.......................    8,607                --             11,093              (93)          19,607
Deferred income taxes............................      638                --                 --                               638
Deposits and other assets........................   10,313                 1                426                            10,740
Investments in consolidated subsidiaries.........   10,178                --                 --          (10,178)              --
                                                  --------           -------          ---------       ----------       ----------
                                                  $128,354           $    90          $  36,587       $  (29,866)      $  135,165
                                                  ========           =======          =========       ==========       ==========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of capital lease obligations
   and other debt................................ $     --           $    --          $   1,103                        $    1,103
  Accounts payable...............................    3,253                --             10,457                            13,710
  Accrued expenses...............................    6,898                --              2,927                             9,825
  Accrued income taxes...........................       --                --              1,298       $      (74)           1,224
  Due to affiliates..............................   10,694                --              5,426          (16,120)              --
                                                  --------           -------          ---------       ----------       ----------
    Total current liabilities....................   20,845                --             21,211          (16,194)          25,862
                                                  --------           -------          ---------       ----------       ----------

Capital lease obligations........................       --                --                792                               792
                                                  --------           -------          ---------                        ----------
Line of credit...................................   27,500                --              1,002                            28,502
                                                  --------           -------          ---------                        ----------
Long-term debt...................................  105,000                --                 --                           105,000
                                                  --------           -------          ---------                        ----------
Stockholders' equity (deficit):
  Common stock, no par value.....................   16,314                 1                 --               (1)          16,314
  Common stock, $1 par value.....................       --                --                100             (100)              --
  Treasury stock.................................  (62,058)               --                 --                          (62,058)
  Retained earnings..............................   20,753                89             13,482          (13,571)          20,753
                                                  --------           -------          ---------       ----------       ----------
    Total stockholders' equity (deficit).........  (24,991)               90             13,582          (13,672)        (24,991)
                                                  --------           -------          ---------       ----------       ----------
                                                  $128,354           $    90          $  36,587       $  (29,866)      $  135,165
                                                  ========           =======          =========       ==========       ==========

            CONSOLIDATING BALANCE SHEET MARCH 31, 1998 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      Guarantor      Non-Guarantor
                                                       Parent        Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                       ------        ------------    ------------     ------------    ------------
Assets
Current assets:
  Cash and cash equivalents........................    $   4,208       $     --       $     5,276                       $    9,484
  Accounts receivable, net.........................       28,407             --             1,293                           29,700
  Inventories......................................       51,972             --             9,761       $  (3,950)          57,783
  Prepaid expenses and other current assets........          725             --               126                              851
  Deferred income taxes............................        4,651             --                --                            4,651
  Income taxes receivable..........................          256             --                --                              256
  Due from affiliates..............................        4,261             89            14,471         (18,821)              --
                                                       ---------       --------       -----------       ---------       ----------
    Total current assets...........................       94,480             89            30,927         (22,771)         102,725

Property and equipment, net........................        8,530             --            11,148             (70)          19,608
Deferred income taxes..............................          638             --                --                              638
Deposits and other assets..........................       10,406              1               517                           10,924
Investments in consolidated subsidiaries...........       13,669             --                --         (13,669)              --
                                                       ---------       --------       -----------       ---------       ----------
                                                       $ 127,723       $     90       $    42,592       $ (36,510)      $  133,895
                                                       =========       ========       ===========       =========       ==========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of capital lease obligations
   and other debt..................................    $      --       $     --       $       913                       $      913
  Accounts payable.................................        3,851             --            14,749                           18,600
  Accrued expenses.................................        9,222             --             2,516                           11,738
  Accrued income taxes.............................         (205)            --             1,722       $      22            1,539
  Due to affiliates................................       14,560             --             4,261         (18,821)              --
                                                       ---------       --------       -----------       ---------       ----------
    Total current liabilities......................       27,428             --            24,161         (18,799)          32,790
                                                       ---------       --------       -----------       ---------       ----------

Capital lease obligations..........................           --             --               810                              810
                                                       ---------       --------       -----------                       ----------
Line of credit.....................................       20,000             --                --                           20,000
                                                       ---------       --------       -----------                       ----------
Long-term debt.....................................      105,000             --                --                          105,000
                                                       ---------       --------       -----------                       ----------
Stockholders' equity (deficit):
  Common stock, no par value.......................       16,314              1                --              (1)          16,314
  Common stock, $1 par value.......................           --             --               100            (100)              --
  Treasury stock...................................      (62,058)            --                --                          (62,058)
  Retained earnings................................       21,039             89            17,521         (17,610)          21,039
                                                       ---------       --------       -----------       ---------       ----------
    Total stockholders' equity (deficit)...........      (24,705)            90            17,621         (17,711)         (24,705)
                                                       ---------       --------       -----------       ---------       ----------

                                                       $ 127,723       $     90       $    42,592       $ (36,510)      $  133,895
                                                       =========       ========       ===========       =========       ==========

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 1997 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Guarantor       Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                             ------      ------------        ------------      ------------      ------------
Net sales .................................   $ 35,338       $  1,144        $  20,176        $ (18,772)         $  37,886
Cost of goods sold ........................     30,274          1,001           16,783          (18,540)            29,518
                                                ------          -----           ------          -------             ------
  Gross profit ............................      5,064            143            3,393             (232)             8,368
                                                ------          -----           ------          -------             ------
Operating expenses:
  Selling .................................      3,223              -              120                               3,343
  General and administrative ..............      1,280              5            1,807                               3,092
  Product development .....................      1,226              -               17                               1,243
                                                ------          -----           ------          -------             ------
    Total operating expenses ..............      5,729              5            1,944                -              7,678
                                                ------          -----           ------          -------             ------
    Operating profit (loss) ...............       (665)           138            1,449             (232)               690
                                                ------          -----           ------          -------             ------
Other income (expense):
  Interest and other expense, net .........      1,286              -               99               (2)             1,383
                                                ------          -----           ------          -------             ------
    Total other expense ...................      1,286              -               99               (2)             1,383
                                                ------          -----           ------          -------             ------

Income (loss) before income taxes, equity in
income of consolidated subsidiaries and
  minority interest .......................     (1,951)           138            1,350             (230)              (693)
Income tax expense (benefit)...............       (777)             -              140              533               (104)
                                                ------          -----           ------          -------             ------

Income (loss) before equity in income of
consolidated subsidiaries and minority
Interest ..................................     (1,174)           138            1,210             (763)              (589)
Equity in income of consolidated
  subsidiaries ............................        408              -                -             (408)                 -
                                                ------          -----           ------          -------             ------
Income (loss) before minority interest ....       (766)           138            1,210           (1,171)              (589)

Minority interest in net income of
  majority owned subsidiaries..............          -              -              177                -                177
                                                ------          -----           ------          -------             ------
Net income (loss) .........................   $   (766)      $    138         $  1,033        $  (1,171)         $    (766)
                                                ======          =====           ======          =======             ======

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Guarantor Non-Guarantor
                                            Parent    Subsidiaries  Subsidiaries      Eliminations      Consolidated
                                            ------    ------------  ------------      ------------      ------------

Net sales .............................   $ 42,383    $    -            $ 31,095       $  (28,583)         $  44,895
Cost of goods sold ....................     34,747         -              24,221          (28,138)            30,830
                                            ------     -----              ------          -------             ------
  Gross profit ........................      7,636         -               6,874             (445)            14,065
                                            ------     -----              ------          -------             ------
Operating expenses:
  Selling .............................      4,181         -                 189                               4,370
  General and administrative ..........      2,017         -               2,172                               4,189
  Product development .................      1,685         -                   6                               1,691
                                            ------     -----              ------          -------             ------
    Total operating expenses ..........      7,883         -               2,367                -             10,250
                                            ------     -----              ------          -------             ------

    Operating profit (loss) ...........       (247)        -               4,507             (445)             3,815
                                            ------     -----              ------          -------             ------

Other income (expense):
  Interest and other income
    (expense), net ....................     (3,502)        -                  69                -             (3,433)
                                            ------     -----              ------          -------             ------
    Total other income (expense) ......     (3,502)        -                  69                -             (3,433)
                                            ------     -----              ------          -------             ------

Income (loss) before income
  taxes and equity in income of
  consolidated subsidiaries                 (3,749)        -               4,576             (445)               382
Income tax expense (benefit) ..........       (386)        -                 459               23                 96
                                            ------     -----              ------          -------             ------
Income (loss) before equity in
 income of consolidated subsidiaries ..     (3,363)        -               4,117             (468)               286
Equity in income of consolidated
 subsidiaries..........................      3,649         -                   -           (3,649)                 -
                                            ------     -----              ------          -------             ------
Net income ............................   $    286    $    -            $  4,117       $   (4,117)         $     286
                                            ======     =====              ======          =======             ======

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1997 AND 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Guarantor      Non-Guarantor
                                                        Parent    Subsidiaries       Subsidiaries       Consolidated
                                                        ------    ------------       ------------       ------------

Three Months Ended March 31, 1997
Net cash provided by (used for)
 operating activities ...........................   $  (7,342)        $     48          $   2,136         $  (5,158)
                                                       ------            -----              -----            ------
Cash flows from investing activities:
  Purchases of property and equipment ...........        (827)               -               (382)           (1,209)
                                                       ------            -----              -----            ------

Cash flows from financing activities:
  Net borrowings from affiliate .................      10,000                -                  -            10,000
  Principal payments on capital lease
    obligations .................................           -                -               (130)             (130)
  Other net activity with Parent ................          (1)             (48)                49                 -
                                                       ------            -----              -----            ------
    Net cash provided by (used for)
      financing activities ......................       9,999              (48)               (81)            9,870
                                                       ------            -----              -----            ------

Net increase in cash and cash
  equivalents ...................................       1,830                -              1,673             3,503
Cash and cash equivalents,
beginning of period .............................       1,284                -              3,178             4,462
                                                       ------            -----              -----            ------
Cash and cash equivalents,
 end of period ..................................   $   3,114         $      -          $   4,851         $   7,965
                                                        =====            =====              =====             =====

Three Months Ended March 31, 1998
Net cash provided by
operating activities ............................   $   8,990         $      -          $   5,785         $  14,775
                                                       ------            -----              -----            ------
Cash flows from investing activities:
  Purchases of property and equipment ...........      (1,356)               -               (208)           (1,564)
                                                       ------            -----              -----            ------

Cash flows from financing activities:
  Debt issuance costs ...........................        (194)               -                  -              (194)
  Net repayment of line of credit ...............      (7,500)               -             (1,002)           (8,502)
  Principal payments on capital lease
    obligations .................................           -                -               (172)             (172)
  Other net activity with Parent ................         527                -               (527)                -
                                                       ------            -----              -----            ------
    Net cash used for financing
      activities ................................      (7,167)               -             (1,701)           (8,868)
                                                       ------            -----              -----            ------

Net increase in cash and cash
  equivalents ...................................         467                -              3,876             4,343
Cash and cash equivalents,
  begining of period ............................       3,741                -              1,400             5,141
                                                       ------            -----              -----            ------
Cash and cash equivalents,
end of period ...................................   $   4,208         $      -          $   5,276         $   9,484
                                                        =====            =====              =====            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales of most of the Company's products follow seasonal patterns that affect the Company's results of operations. In general, the Company's sales of fans and dehumidifiers occur predominantly from January through June, and the Company's sales of heaters and humidifiers occur predominantly from July through December. Although air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, the Company's sales of these products tend to be greatest in advance of the winter months from July through December. In addition to the seasonal fluctuations in sales, the Company experiences seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier and air purifier products.

The Company completed a recapitalization transaction in November 1997, in which the Company issued $105 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and entered into a $100 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock. Accordingly, commencing in November 1997, the Company has a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past.


COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997

Net Sales. Net sales for the first quarter of fiscal 1998, which ended March 31, 1998, were $44.9 million compared to $37.9 million for the first quarter of fiscal 1997, which ended March 31, 1997, an increase of $7.0 million or 18.5%. This increase is primarily attributable to several larger customers taking their fan shipments earlier than in the previous year, as well as increases in air purifier and related filter sales over the prior period as this product line continues to mature. As the increase in fan sales is largely due to the timing of customer orders, management anticipates fan sales in the second quarter of 1998 to decline from the comparable 1997 period.

Cost of Goods Sold. Cost of goods sold for the first quarter of 1998 were $30.8 million compared to $29.5 million for the first quarter of 1997, an increase of $1.3 million or 4.4%. The increase was primarily due to the above increases in net sales, partially offset by higher gross margins in the first quarter of 1998 versus 1997.

Gross Profit. Gross profit for the first quarter of 1998 was $14.1 million compared to $8.4 million for the first quarter of 1997, an increase of $5.7 million or 67.9%. As a percentage of net sales, gross profit increased to 31.3% for the first quarter of 1998 from 22.1% for the first quarter of 1997. The increase was primarily due to the above mentioned increases in net sales as well as reductions in raw material prices at the Company's manufacturing operations. Additionally, air purifiers and related filters generate higher gross profit margins than fans and dehumidifiers, and the increase in sales of these product categories in the first quarter of 1998 improved the overall gross profit percentage.

Selling Expenses. Selling expenses for the first quarter of 1998 were $4.4 million compared to $3.3 million for the first quarter of 1997, an increase of $1.1 million or 33.3%. As a percentage of net sales, selling expenses increased to 9.7% for the first quarter of 1998 from 8.8% for the first quarter of 1997. The increase in selling expenses is primarily due to an increase in co-operative advertising of higher margin products with several major retailers. To a lesser extent, shipping costs and selling commissions increased as a result of the higher sales level.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1998 were $4.2 million compared to $3.1 million for the first quarter of 1997, an increase of $1.1 million or 35.5%. As a percentage of net sales, general and administrative expenses increased to 9.3% for the first quarter of 1998 from 8.2% for the first quarter of 1997. The increase was primarily due to continued additional management and information systems support to improve operating efficiencies at all of the

Company's locations. In addition, general and administrative expenses increased due to the management fee paid to Berkshire Partners as part of the recapitalization of the Company in November 1997.

Product Development Expenses. Product development expenses for the first quarter of 1998 were $1.7 million compared to $1.2 million for the first quarter of 1997, an increase of $.5 million or 41.7%. As a percentage of net sales, product development expenses increased to 3.8% for the first quarter of 1998 from 3.3% for the first quarter of 1997. The increase was primarily due to increased expenditures for outside consulting firms and manufacturers as part of the Company's effort in developing new technologies for both existing and new product lines.

Interest and Other Expense, Net. Interest and other expense, net for the first quarter of 1998 were $3.4 million compared to $1.4 million for the first quarter of 1997, an increase of $2.0 million or 143%. The increase in interest expense is primarily due to the additional borrowings resulting from the recapitalization of the Company in November 1997.

Income Tax Expense (Benefit). Income tax expense (benefit) changed from a benefit of $104,000 in the first quarter of 1997 to an expense of $96,000 in the first quarter of 1998, as a result of the Company reporting income in the first quarter of 1998 as compared to a loss in the first quarter of 1997. The Company provides for taxes using a projected worldwide effective tax rate for the entire year. The effective tax rate increased to 25% in the first quarter of 1998 from 15% in the comparable prior period, as a result of a change in the tax structure of the Company arising from the recapitalization in November 1997. Under the current structure, certain of the Company's Far East operations are subject to tax at the higher US tax rates.

Net Income. As a result of the foregoing factors, net income for the first quarter of 1998 was $286,000, compared to a net loss of $766,000 in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Following the recapitalization transaction in November 1997 the Company is funding its liquidity requirements with cash flows from operations and borrowings under its Line of Credit facility. The primary liquidity requirements are for working capital and to service the Company's indebtedness. The Company believes that existing cash resources, cash flows from operations and borrowings under the credit facility will be sufficient to meet the Company's liquidity needs for the foreseeable future.

Cash provided by (used for) operations for the three months ended March 31, 1997 and 1998 was $(5.2) million and $14.8 million, respectively. Cash provided by operations in the first quarter of 1998 primarily reflected an $8.3 million decrease in accounts receivable and increases in accounts payable and accrued expenses. The decrease in accounts receivable is largely due to an increase in shipments to customers from the Company's manufacturing facilities in the Far East, which are paid on faster terms than shipments from the Company's US warehouses. Additionally, the Company has continued to increase its focus and administrative support in the credit and collections area, which has positively impacted accounts receivable balances. The increase in accounts payable is primarily due to purchases of materials for increased manufacturing activity in the Company's Far East operations to support the Company's higher sales level. The increase in accrued expenses is attributable to the interest on the long-term debt issued as part of the recapitalization of the Company, which is payable semi-annually in May and November.

Cash provided by (used for) financing activities for the three months ended March 31, 1997 and 1998 was $9.9 million and $(8.9) million, respectively. Cash used for financing in the first quarter of 1998 reflected repayments of the line of credit using cash flows from operations. The cash provided by financing activities in the first quarter of 1997 reflected borrowings for working capital purposes under the previous line of credit from Pentland.

The Company's capital expenditures, including assets acquired under capital leases, for the three months ended March 31, 1997 and 1998 were $1.2 million and $1.6 million, respectively, primarily for molds and tooling.

The senior subordinated notes issued in the recapitalization are not redeemable at the Company's option prior to November 15, 2002. Thereafter, the notes are subject to redemption at any time at the option of the Company, in whole or in part, at stated redemption prices. Annual interest payments on the notes are approximately $10.4 million. The payment of principal and interest on the notes is subordinated to the prior payment in full of all senior debt of the Company, including borrowings under the Line of Credit facility. The Line of Credit facility expires in January 2003.

The Company's Line of Credit facility bears interest at a variable rate based on either the prime rate or LIBOR, at the Company's option, plus a margin which varies depending upon certain financial ratios of the Company. The Line of Credit facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Line of Credit facility and the senior subordinated notes Indenture include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, the Company's degree of leverage, its dependence on major customers and key personnel, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          See Item 5 below.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Effective April 24, 1998, the Company exchanged $105 million aggregate principal amount of its Series B Senior Subordinated Notes due 2007 for an equal amount of Series A Senior Subordinated Notes due 2007. The Series B Notes were issued on the same terms as the Series A Notes, except that the Series B Notes were registered under the Securities Act of 1933 as amended. There were no proceeds to the Company resulting from the exchange.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits:  27.1 Financial Data Schedule

          b.  Reports on Form 8-K:

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HOLMES PRODUCTS CORP.
                                              ---------------------
                                              Registrant


         May 14, 1998                         By: /s/ Jordan A. Kahn
                                                  ------------------------------
                                                  Jordan A. Kahn, President,
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

         May 14, 1998                         By: /s/ David Dusseault
                                                  ------------------------------
                                                  David Dusseault,
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)