Form 10-Q
period 1998-06-30
HOLMES PRODUCTS CORP
filed 1998-08-14
CIK 1052490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                  YES_X_                                      NO ___

                              HOLMES PRODUCTS CORP.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEET AT
               DECEMBER 31, 1997 AND JUNE 30, 1998 (UNAUDITED)                 3

               CONDENSED CONSOLIDATED STATEMENT OF
               INCOME FOR THE THREE MONTHS AND SIX MONTHS
               ENDED JUNE 30, 1997 AND JUNE 30, 1998 (UNAUDITED)               4

               CONSOLIDATED STATEMENT OF
               CASH FLOWS FOR THE SIX MONTHS ENDED
               JUNE 30, 1997 AND JUNE 30, 1998 (UNAUDITED)                     5

               NOTES TO CONSOLIDATED
               FINANCIAL STATEMENTS                                            6

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       17

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                   21

PART  II. OTHER INFORMATION                                                   21

          SIGNATURES                                                          22

PART  I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  December 31,        June 30,
                                                                                     1997          1998 (unaudited)
Assets
Current assets:
    Cash and cash equivalents ..................................................     $   5,141          $   3,600
    Accounts receivable, net ...................................................        38,102             31,408
    Inventories ................................................................        55,550             61,856
    Prepaid expenses and other current assets ..................................         1,116              1,024
    Deferred income taxes ......................................................         4,167              4,651
    Income taxes receivable ....................................................           104              1,047
                                                                                     ---------          ---------
      Total current assets .....................................................       104,180            103,586

    Property and equipment, net ................................................        19,607             19,263
    Deferred income taxes ......................................................           638                638
    Deposits and other assets ..................................................           681              3,091
    Debt issuance costs, net ...................................................        10,059              9,667
                                                                                     ---------          ---------
                                                                                     $ 135,165          $ 136,245
                                                                                     =========          =========
Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of capital lease obligations and other debt ................     $   1,103          $     849
    Accounts payable ...........................................................        13,710             15,023
    Accrued expenses ...........................................................         9,825              8,250
    Accrued income taxes .......................................................         1,224              2,213
                                                                                     ---------          ---------
      Total current liabilities ................................................        25,862             26,335

Capital lease obligations ......................................................           792                724
Line of credit .................................................................        28,502             30,998
Long-term debt .................................................................       105,000            105,000
Commitments and contingencies
Stockholders'deficit:
  Common stock, $.001 par value.  Authorized 12,500,000 shares;
    issued and outstanding 10,006,343 shares and  10,200,815 shares
    at December 31, 1997 and June 30, 1998, respectively .......................        10,006             10,201
  Additional paid in capital ...................................................         6,308              6,794
  Treasury stock, at cost (18,616,452 shares) ..................................       (62,058)           (62,058)
  Retained earnings ............................................................        20,753             18,251
                                                                                     ---------          ---------
       Total stockholders' deficit .............................................       (24,991)           (26,812)
                                                                                     ---------          ---------
                                                                                     $ 135,165          $ 136,245
                                                                                     =========          =========


The accompanying notes are an integral part of these consolidated financial statements

                              HOLMES PRODUCTS CORP.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          June 30,    June 30,            June 30,        June 30,
                                                                           1997         1998                1997            1998
Net sales ......................................................        $ 43,408         $ 46,343         $ 81,294         $ 91,238
Cost of goods sold .............................................          35,611           36,616           65,129           67,446
                                                                        --------         --------         --------         --------
  Gross profit .................................................           7,797            9,727           16,165           23,792
                                                                        --------         --------         --------         --------

Operating expenses:
   Selling .....................................................           3,639            4,142            6,982            8,512
   General and administrative ..................................           2,916            4,053            6,008            8,242
   Product development .........................................           1,126            1,433            2,369            3,124
                                                                        --------         --------         --------         --------
    Total operating expenses ...................................           7,681            9,628           15,359           19,878
                                                                        --------         --------         --------         --------

    Operating profit ...........................................             116               99              806            3,914
                                                                        --------         --------         --------         --------

Other income and expense:
  Interest and other expense, net ..............................           1,631            3,407            3,014            6,840
                                                                        --------         --------         --------         --------

Income (loss) before income taxes and minority interest ........          (1,515)          (3,308)          (2,208)          (2,926)
Income tax expense (benefit) ...................................            (227)            (520)            (331)            (424)
                                                                        --------         --------         --------         --------
Income (loss) before minority interest .........................          (1,288)          (2,788)          (1,877)          (2,502)
Minority interest in net income of majority-owned
  subsidiaries .................................................              43               --              220               --
                                                                        --------         --------         --------         --------
    Net income (loss) ..........................................        $ (1,331)        $ (2,788)        $ (2,097)        $ (2,502)
                                                                        ========         ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   SIX MONTHS ENDED
                                                                                              June 30, 1997   June 30, 1998
Cash flows from operating activities:
  Net income (loss) ......................................................................      $ (2,097)         $ (2,502)
    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Loss on disposition of property, plant and equipment .................................            58                --
    Depreciation and amortization ........................................................         3,208             3,217
    Amortization of debt issuance costs ..................................................            --               586
    Change in allowance for doubtful accounts ............................................            73               271
    Deferred income taxes ................................................................            97              (484)
    Minority interest in net income of majority-owned subsidiaries .......................           220                --
    Changes in operating assets and liabilities:
      Accounts receivable ................................................................         4,533             6,423
      Inventories ........................................................................         2,474            (6,306)
      Prepaid expenses and other current assets ..........................................            28                92
      Income taxes receivable ............................................................        (2,705)             (943)
      Due from affiliates ................................................................            13                --
      Deposits and other assets ..........................................................          (299)           (2,410)
      Trade acceptances payable ..........................................................        (5,497)               --
      Accounts payable ...................................................................        (2,942)            1,313
      Due to affiliates ..................................................................         2,706                --
      Accrued expenses ...................................................................        (3,168)           (1,575)
      Accrued income taxes ...............................................................        (1,475)              989
                                                                                                --------          --------
    Net cash provided by (used for) operating activities .................................        (4,773)           (1,329)
                                                                                                --------          --------

Cash flows from investing activities:
  Purchases of property and equipment ....................................................        (1,986)           (2,873)
                                                                                                --------          --------
    Net cash used for investing activities ...............................................        (1,986)           (2,873)
                                                                                                --------          --------

Cash flows from financing activities:
  Net borrowing (repayment) of line of credit ............................................            --             2,496
  Issuance of common stock ...............................................................            --               681
  Net borrowings from affiliate ..........................................................        11,025                --
  Debt issuance costs ....................................................................            --              (194)
  Principal payments on capital lease obligations ........................................          (260)             (322)
                                                                                                --------          --------
    Net cash provided by financing activities ............................................        10,765             2,661
                                                                                                --------          --------

Net increase in cash and cash equivalents ................................................         4,006            (1,541)
Cash and cash equivalents, beginning of period ...........................................         4,462             5,141
                                                                                                --------          --------
Cash and cash equivalents, end of period .................................................      $  8,468          $  3,600
                                                                                                ========          ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ................................................................      $  3,307          $  6,465
   Cash paid for income taxes ............................................................      $  3,246          $    437
   Property and equipment acquired under capital lease ...................................      $    836                --

The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.  Nature of Business

    Holmes Products Corp. ("HPC") designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, dehumidifiers and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe.

    Holmes Products (Far East) Limited ("HPFEL") and its subsidiaries manufacture and sell consumer durable goods, including fans, heaters and humidifiers, mainly to HPC. HPFEL operates facilities in Hong Kong, Taiwan and The People's Republic of China.

    HPFEL is a wholly-owned subsidiary of HPC. Prior to the recapitalization transaction described in Note 4, HPC and HPFEL (together as "the Company") were both directly or indirectly 80% owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc ("Pentland").


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

    In May and June 1997, the Company reached agreements to acquire the capital stock held by the minority stockholders. The book value of the minority interest exceeded the repurchase price by approximately $650,000. The excess of the fair market value of the assets and liabilities of Raider Motor Corp. on the date of acquisition over the purchase price has been recorded as a reduction of property and equipment during the year ended December 31, 1997. Amounts payable for this acquisition at June 30, 1997 are included in the current portion of capital lease obligations and other debt.

4.  Recapitalization

    On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock, $1 par value, to

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    HPC in exchange for 130 shares of HPC's common stock, no par value, (ii) HPC issued 223 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs, (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) HPC redeemed 880 shares of HPC common stock held by Pentland for approximately $62.1 million. In connection with these transactions, HPC issued $105,000,000 of 9-7/8% Senior Subordinated Notes due in November 2007 and borrowed $27,500,000 under a new Line of Credit facility.

    The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

5.  Unaudited Interim Financial Statements

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of June 30, 1998, the Company's results of operations for the three months and six months ended June 30, 1997 and 1998 and cash flows for the six months ended June 30, 1997 and 1998. This interim financial information and notes thereto should be read in conjunction with the Company's Registration Statement on Form S-4, which includes audited financial statements for the year ended December 31, 1997. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories are as follows:

                          December 31, 1997        June 30, 1998
    Finished goods        $    34,305,000       $    41,493,000
    Raw materials               8,844,000             8,254,000
    Work-in-process            12,401,000            12,109,000
                              -----------           -----------
                          $    55,550,000       $    61,856,000
                              -----------           -----------

7.  Common Stock and Stock Options

    Stock Split

    In April 1998, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 15,000 with no par value to
    12.5 million with a $.001 par value. The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock. In addition, the Company's Board of Directors approved a 21,159 for 1 stock split. Shares outstanding have been adjusted for all periods presented to reflect post-split amounts.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Stock Option Plan

    In November 1997, the Company adopted a stock option plan authorizing the issuance of options for 1,563,020 shares of common stock to selected employees. Under the terms of the plan, options may be either incentive or nonqualified. The exercise price per share, determined by the Board of Directors or by a committee of the Board of Directors, may not be less than the fair market value on the grant date.

    In the second quarter of 1998 the Company issued 596,147 incentive stock options and 145,500 non-qualified time-based stock options at a purchase price of $3.50. The options become exercisable, subject to continued employment, at the rate of 20% per year beginning one year after the grant date. The options have a term of ten years.

    In the second quarter of 1998 the Company also issued 688,405 non-qualified performance stock options at a price of $3.50. The options vest, subject to continued employment, at a rate of 20% per year beginning one year after the effective date. Vested options are only exercisable upon the earlier of an initial public offering, a sale transaction (as defined therein), or the ninth anniversary of the effective date of the option. The options have a term of ten years.

    The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Company's financial statements.

    Stock Purchase Plan

    The Company has an Employee Stock Purchase Plan for selected employees, which authorizes 250,000 shares for employee purchase. Subsequent to quarter end the Board of Directors approved an increase in the number of shares authorized to 350,000. Under the plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at fair market value on the purchase date. At June 30, 1998, a total of 55,528 shares remain available under the plan. During the quarter ended June 30, 1998, 194,472 shares were purchased by selected employees at $3.50 per share.

8.  Contingencies

    The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

9.  Condensed Consolidating Information

    The senior subordinated notes described in Note 4 were issued by HPC and are guaranteed by Holmes Manufacturing Corp. ("Manufacturing") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by HPC's other direct subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"). The guarantor subsidiaries are wholly-owned by HPC, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) HPC, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Manufacturing and Taiwan, the guarantor subsidiaries, and (iii)

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    HPFEL and Canada, the non-guarantor subsidiaries. There were no transactions between Manufacturing and Taiwan, or between HPFEL and Canada, during any of the periods presented. Separate financial statements of Manufacturing and Taiwan are not presented herein as management does not believe that such statements would be material to investors. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 14 of the Company's audited financial statements for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-4, certain of HPFEL's subsidiaries in China have restrictions on distributions to the parent company.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1997 (IN THOUSANDS)

                                                                     Guarantor      Non-Guarantor
                                                    Parent         Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                    ------         ------------      ------------      ------------     ------------
Assets
Current assets:
  Cash and cash equivalents ..................     $   3,741         $      --        $   1,400                --         $   5,141
  Accounts receivable, net ...................        36,775                --            1,327                --            38,102
  Inventories ................................        47,592                --           11,433         $  (3,475)           55,550
  Prepaid expenses and other
    current assets ...........................           813                --              303                --             1,116
  Deferred income taxes ......................         4,167                --               --                --             4,167
  Income taxes receivable ....................           104                --               --                --               104
  Due from affiliates ........................         5,426                89           10,605           (16,120)               --
                                                   ---------         ---------        ---------         ---------         ---------
    Total current assets .....................        98,618                89           25,068           (19,595)          104,180

Property and equipment, net ..................         8,607                --           11,093               (93)           19,607
Deferred income taxes ........................           638                --               --                --               638
Deposits and other assets ....................        10,313                 1              426                --            10,740
Investments in consolidated subsidiaries .....        10,178                --               --           (10,178)               --
                                                   ---------         ---------        ---------         ---------         ---------
                                                   $ 128,354         $      90        $  36,587         $ (29,866)        $ 135,165
                                                   =========         =========        =========         =========         =========
Liabilities and Stockholders'
  Equity (Deficit)
Current liabilities:
  Current portion of capital lease
    obligations and other debt ...............     $      --         $      --        $   1,103                --         $   1,103
  Accounts payable ...........................         3,253                --           10,457                --            13,710
  Accrued expenses ...........................         6,898                --            2,927                --             9,825
  Accrued income taxes .......................            --                --            1,298         $     (74)            1,224
  Due to affiliates ..........................        10,694                --            5,426           (16,120)               --
                                                   ---------         ---------        ---------         ---------         ---------
    Total current liabilities ................        20,845                --           21,211           (16,194)           25,862
                                                   ---------         ---------        ---------         ---------         ---------

Capital lease obligations ....................            --                --              792                --               792
                                                   ---------         ---------        ---------         ---------         ---------
Line of credit ...............................        27,500                --            1,002                --            28,502
                                                   ---------         ---------        ---------         ---------         ---------
Long-term debt ...............................       105,000                --               --                --           105,000
                                                   ---------         ---------        ---------         ---------         ---------
Stockholders' equity (deficit):
  Common stock, $.001 par value ..............        10,006                 1               --                (1)           10,006
  Common stock, $1 par value .................            --                --              100              (100)               --
  Additional paid in capital .................         6,308                --               --                --             6,308
  Treasury stock .............................       (62,058)               --               --                --           (62,058)
  Retained earnings ..........................        20,753                89           13,482           (13,571)           20,753
                                                   ---------         ---------        ---------         ---------         ---------
    Total stockholders' equity (deficit) .....       (24,991)               90           13,582           (13,672)          (24,991)
                                                   ---------         ---------        ---------         ---------         ---------
                                                   $ 128,354         $      90        $  36,587         $ (29,866)        $ 135,165
                                                   =========         =========        =========         =========         =========

            CONSOLIDATING BALANCE SHEET JUNE 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Guarantor      Non-Guarantor
                                                    Parent         Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                                    ------         ------------      ------------      ------------     ------------
Assets
Current assets:
  Cash and cash equivalents ...................    $     449         $      --        $   3,151                --         $   3,600
  Accounts receivable, net.....................       30,677                --              731                --            31,408
  Inventories .................................       53,007                --           14,255         $  (5,406)           61,856
  Prepaid expenses and other current assets ...          772                --              252                --             1,024
  Deferred income taxes .......................        4,651                --               --                --             4,651
  Income taxes receivable .....................          524                --               --               523             1,047
  Due from affiliates .........................          963                89           15,147           (16,199)               --
                                                   ---------         ---------        ---------         ---------         ---------
    Total current assets ......................       91,043                89           33,536           (21,082)          103,586

Property and equipment, net ...................        8,187                --           11,121               (45)           19,263
Deferred income taxes .........................          638                --               --                --               638
Deposits and other assets .....................       11,917                 1              940              (100)           12,758
Investments in consolidated subsidiaries ......       15,036                --               --           (15,036)               --
                                                   ---------         ---------        ---------         ---------         ---------
                                                   $ 126,821         $      90        $  45,597         $ (36,263)        $ 136,245
                                                   =========         =========        =========         =========         =========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of capital lease
     obligations and other debt ...............    $      --         $      --        $     849                --         $     849
  Accounts payable ............................        3,439                --           11,584                --            15,023
  Accrued expenses ............................        5,566                --            2,684                --             8,250
  Accrued income taxes ........................         (127)               --            2,340                --             2,213
  Due to affiliates ...........................       12,278                --            3,921         $ (16,199)               --
                                                   ---------         ---------        ---------         ---------         ---------
    Total current liabilities .................       21,156                --           21,378           (16,199)           26,335
                                                   ---------         ---------        ---------         ---------         ---------

Capital lease obligations .....................           --                --              724                --               724
                                                   ---------         ---------        ---------         ---------         ---------
Line of credit ................................       28,000                --            2,998                --            30,998
                                                   ---------         ---------        ---------         ---------         ---------
Long-term debt ................................      105,000                --               --                --           105,000
                                                   ---------         ---------        ---------         ---------         ---------
Stockholders' equity (deficit):
  Common stock, $.001 par value ...............       10,201                 1               --                (1)           10,201
  Common stock, $1 par value ..................           --                --              100              (100)               --
  Additional paid in capital ..................        6,794                --               --                --             6,794
  Treasury stock ..............................      (62,058)               --               --                --          (62,058)
  Retained earnings ...........................       17,728                89           20,397           (19,963)           18,251
                                                   ---------         ---------        ---------         ---------         ---------
    Total stockholders' equity (deficit) ......      (27,335)               90           20,497           (20,064)          (26,812)
                                                   ---------         ---------        ---------         ---------         ---------
                                                   $ 126,821         $      90        $  45,597         $ (36,263)        $ 136,245
                                                   =========         =========        =========         =========         =========

                         CONSOLIDATING INCOME STATEMENT
                 THREE MONTHS ENDED JUNE 30, 1997 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Guarantor       Non-Guarantor
                                                     Parent          Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                                     ------          ------------      ------------    ------------     ------------

Net sales ......................................   $  42,803         $      96        $  13,191          $(12,682)        $  43,408
Cost of goods sold .............................      36,947               243           10,755           (12,334)           35,611
                                                   ---------         ---------        ---------         ---------         ---------
  Gross profit (loss) ..........................       5,856              (147)           2,436              (348)            7,797
                                                   ---------         ---------        ---------         ---------         ---------
Operating expenses:
  Selling ......................................       3,525                --              114                --             3,639
  General and administrative ...................       1,136                10            1,770                --             2,916
  Product development ..........................       1,111                --               15                --             1,126
                                                   ---------         ---------        ---------         ---------         ---------
    Total operating expenses ...................       5,772                10            1,899                --             7,681
                                                   ---------         ---------        ---------         ---------         ---------
    Operating profit (loss) ....................          84              (157)             537              (348)              116
                                                   ---------         ---------        ---------         ---------         ---------
Other income and expense:
  Interest and other expense, net ..............       1,533                --               61                37             1,631
                                                   ---------         ---------        ---------         ---------         ---------
    Total other expense ........................       1,533                --               61                37             1,631
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before income taxes, equity in
  income of consolidated subsidiaries and
  minority interest ............................      (1,449)             (157)             476              (385)           (1,515)
Income tax expense (benefit) ...................        (884)               --                4               653              (227)
                                                   ---------         ---------        ---------         ---------         ---------

Income (loss) before equity in
  income of consolidated subsidiaries and
  minority interest ............................        (565)             (157)             472            (1,038)           (1,288)
Equity in income of consolidated subsidiaries ..        (766)               --               --               766                --
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before minority interest .........      (1,331)             (157)             472              (272)           (1,288)
Minority interest in net income of majority
  owned subsidiaries ...........................          --                --               43                --                43
                                                   ---------         ---------        ---------         ---------         ---------
Net income (loss) ..............................    $ (1,331)        $    (157)       $     429        $     (272)        $  (1,331)
                                                   =========         =========        =========         =========         =========

                         CONSOLIDATING INCOME STATEMENT
                 THREE MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Guarantor         Non-Guarantor
                                                    Parent         Subsidiaries        Subsidiaries    Eliminations     Consolidated
                                                    ------         ------------        ------------    ------------     ------------

Net sales ..................................       $  43,367         $      --        $  27,189         $ (24,213)        $  46,343
Cost of goods sold .........................          37,416                --           21,742           (22,542)           36,616
                                                   ---------         ---------        ---------         ---------         ---------
  Gross profit .............................           5,951                --            5,447            (1,671)            9,727
                                                   ---------         ---------        ---------         ---------         ---------
Operating expenses:
  Selling ..................................           4,010                --              132                --             4,142
  General and administrative ...............           1,905                --            2,148                --             4,053
  Product development ......................           1,404                --               29                --             1,433
                                                   ---------         ---------        ---------         ---------         ---------
    Total operating expenses ...............           7,319                --            2,309                --             9,628
                                                   ---------         ---------        ---------         ---------         ---------
    Operating profit (loss) ................          (1,368)               --            3,138            (1,671)               99
                                                   ---------         ---------        ---------         ---------         ---------
Other income (expense):
  Interest and other income expense, net ...          (3,700)               --              276                17            (3,407)
                                                   ---------         ---------        ---------         ---------         ---------
    Total other income (expense) ...........          (3,700)               --              276                17            (3,407)
                                                   ---------         ---------        ---------         ---------         ---------

Income (loss) before income taxes and
  equity in income of consolidated
  subsidiaries .............................          (5,068)               --            3,414            (1,654)           (3,308)
Income tax expense (benefit) ...............            (295)               --              298              (523)             (520)
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before equity in
  income of consolidated subsidiaries ......          (4,773)               --            3,116            (1,131)           (2,788)
Equity in income of consolidated
  subsidiaries .............................           1,985                --               --            (1,985)               --
                                                   ---------         ---------        ---------         ---------         ---------
Net income (loss) ..........................       $  (2,788)        $      --        $   3,116         $  (3,116)        $  (2,788)
                                                   =========         =========        =========         =========         =========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 1997 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Guarantor       Non-Guarantor
                                                    Parent          Subsidiaries      Subsidiaries    Eliminations     Consolidated
                                                    ------          ------------      ------------    ------------     ------------

Net sales .....................................    $  78,141         $   1,240        $  33,367         $ (31,454)        $  81,294
Cost of goods sold ............................       67,221             1,244           27,538           (30,874)           65,129
                                                   ---------         ---------        ---------         ---------         ---------
  Gross profit ................................       10,920                (4)           5,829              (580)           16,165
                                                   ---------         ---------        ---------         ---------         ---------
Operating expenses:
  Selling .....................................        6,748                --              234                --             6,982
  General and administrative ..................        2,416                15            3,577                --             6,008
  Product development .........................        2,337                --               32                --             2,369
                                                   ---------         ---------        ---------         ---------         ---------
    Total operating expenses ..................       11,501                15            3,843                --            15,359
                                                   ---------         ---------        ---------         ---------         ---------
    Operating profit (loss) ...................         (581)              (19)           1,986              (580)              806
                                                   ---------         ---------        ---------         ---------         ---------
Other income (expense):
  Interest and other income (expense), net ....       (2,819)               --             (160)              (35)           (3,014)
                                                   ---------         ---------        ---------         ---------         ---------
    Total other income (expense) ..............       (2,819)               --             (160)              (35)           (3,014)
                                                   ---------         ---------        ---------         ---------         ---------

Income (loss) before income taxes and equity
  in income of consolidated subsidiaries
  and minority interest .......................       (3,400)              (19)           1,826              (615)           (2,208)
                                                                                                        ---------         ---------
Income tax expense (benefit) ..................       (1,661)               --              144             1,186              (331)
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before equity in
  income of consolidated subsidiaries and
  minority  interest ..........................       (1,739)              (19)           1,682            (1,801)           (1,877)
Equity in income of consolidated
  subsidiaries ................................          358                --               --              (358)               --
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before minority interest ........       (2,097)              (19)           1,682            (1,443)           (1,877)
Minority interest in net income of majority
  owned subsidiaries ..........................           --                --              220                --               220
                                                   ---------         ---------        ---------         ---------         ---------
Net income (loss) .............................    $  (2,097)        $     (19)       $   1,462         $  (1,443)        $  (2,097)
                                                   =========         =========        =========         =========         =========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Guarantor         Non-Guarantor
                                                    Parent         Subsidiaries        Subsidiaries   Eliminations     Consolidated
                                                    ------         ------------        ------------   ------------     ------------
Net sales ..................................       $  85,750         $      --        $  58,284         $ (52,796)        $  91,238
Cost of goods sold .........................          72,163                --           45,963           (50,680)           67,446
                                                   ---------         ---------        ---------         ---------         ---------
  Gross profit .............................          13,587                --           12,321            (2,116)           23,792
                                                   ---------         ---------        ---------         ---------         ---------
Operating expenses:
  Selling ..................................           8,191                --              321                --             8,512
  General and administrative ...............           3,922                --            4,320                --             8,242
  Product development ......................           3,089                --               35                --             3,124
                                                   ---------         ---------        ---------         ---------         ---------
    Total operating expenses ...............          15,202                --            4,676                --            19,878
                                                   ---------         ---------        ---------         ---------         ---------
    Operating profit (loss) ................          (1,615)               --            7,645            (2,116)            3,914
                                                   ---------         ---------        ---------         ---------         ---------
Other income (expense):
  Interest and other income (expense), net..          (7,202)               --              345                17            (6,840)
                                                   ---------         ---------        ---------         ---------         ---------
    Total other income (expense) ...........          (7,202)               --              345                17            (6,840)
                                                   ---------         ---------        ---------         ---------         ---------

Income (loss) before income taxes and equity
  in income of consolidated subsidiaries ...          (8,817)               --            7,990            (2,099)           (2,926)
Income tax expense (benefit) ...............            (681)               --              757              (500)             (424)
                                                   ---------         ---------        ---------         ---------         ---------
Income (loss) before equity in income of
  consolidated subsidiaries ................          (8,136)               --            7,233            (1,599)           (2,502)
Equity in income of consolidated
  subsidiaries .............................           5,634                --               --            (5,634)               --
                                                   ---------         ---------        ---------         ---------         ---------
Net income (loss) ..........................       $  (2,502)        $      --        $   7,233         $  (7,233)        $  (2,502)
                                                   =========         =========        =========         =========         =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Guarantor      Non-Guarantor
                                                             Parent          Subsidiaries     Subsidiaries     Consolidated
                                                             ------          ------------     ------------     ------------
Six Months Ended June 30, 1997
Net cash provided by (used for) operating activities ...    $  (9,142)        $    459         $   3,910         $  (4,773)
                                                            ---------         --------         ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment ..................       (2,027)              --                41            (1,986)
                                                            ---------         --------         ---------         ---------

Cash flows from financing activities:
  Net borrowings from affiliate ........................       11,025               --                --            11,025
  Principal payments on capital lease obligations ......           --               --              (260)             (260)
  Other net activity with Parent .......................          504             (459)              (45)               --
                                                            ---------         --------         ---------         ---------
    Net cash provided by (used for)
      financing activities .............................       11,529             (459)             (305)           10,765
                                                            ---------         --------         ---------         ---------

Net increase in cash and cash equivalents ..............          360               --             3,646             4,006
Cash and cash equivalents, beginning of period .........        1,284               --             3,178             4,462
                                                            ---------         --------         ---------         ---------
Cash and cash equivalents, end of period ...............    $   1,644         $     --         $   6,824         $   8,468
                                                            =========         ========         =========         =========
Six Months Ended June 30, 1998
Net cash provided by operating activities ..............    $  (2,142)        $     --         $     813         $  (1,329)
                                                            ---------         --------         ---------         ---------
Cash flows from investing activities:
  Purchases of property and equipment ..................       (2,289)              --              (584)           (2,873)
                                                            ---------         --------         ---------         ---------

Cash flows from financing activities:
  Debt issuance costs ..................................         (194)              --                --              (194)
  Net borrowing of line of credit ......................          500               --             1,996             2,496
  Principal payments on capital lease obligations ......           --               --              (322)             (322)
  Issuance of common stock .............................          681               --                --               681
  Other net activity with Parent .......................          152               --              (152)               --
                                                            ---------         --------         ---------         ---------
    Net cash used for financing activities .............        1,139               --             1,522             2,661
                                                            ---------         --------         ---------         ---------

Net increase in cash and cash equivalents ..............       (3,292)              --             1,751            (1,541)
Cash and cash equivalents, beginning of period .........        3,741               --             1,400             5,141
                                                            ---------         --------         ---------         ---------
Cash and cash equivalents, end of period ...............    $     449         $     --         $   3,151         $   3,600
                                                            =========         ========         =========         =========

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

The Company completed a recapitalization transaction in November 1997, in which the Company issued $105 million of senior subordinated notes due in November 2007, bearing interest at 9-7/8%, and entered into a $100 million Line of Credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock. Accordingly, commencing in November 1997, the Company has a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past.


COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net Sales. Net sales for the second quarter of fiscal 1998, which ended June 30, 1998, were $46.3 million compared to $43.4 million for the second quarter of fiscal 1997, which ended June 30, 1997, an increase of $2.9 million or 6.7%. This increase is primarily attributable to late season heater and humidifier sales due to the cooler spring weather experienced in 1998 versus 1997, as well as increases in air purifier and related filter sales over the prior period as this product line continues to mature.

Gross Profit. Gross profit for the second quarter of 1998 was $9.7 million compared to $7.8 million for the second quarter of 1997, an increase of $1.9 million or 24.4%. As a percentage of net sales, gross profit increased to 20.9% for the second quarter of 1998 from 17.9% for the second quarter of 1997. The increase was primarily due to the above mentioned increases in net sales as well as reductions in raw material prices at the Company's manufacturing operations. Additionally, air purifiers and related filters generate higher gross profit margins than fans and dehumidifiers, and the increase in sales of these product categories in the second quarter of 1998 improved the overall gross profit percentage.

Selling Expenses. Selling expenses for the second quarter of 1998 were $4.1 million compared to $3.6 million for the second quarter of 1997, an increase of $.5 million or 13.9%. As a percentage of net sales, selling expenses increased to 8.9% for the second quarter of 1998 from 8.4% for the second quarter of 1997. The increase in selling expenses is primarily due to an increase in co-operative advertising of higher margin products with several major retailers. To a lesser extent, selling commissions and shipping costs increased as a result of the higher sales level. Also, there were increased expenses associated with the redesign of all of the Company's product packaging.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1998 were $4.1 million compared to $2.9 million for the second quarter of 1997, an increase of $1.2 million or 41.4%. As a percentage of net sales, general and administrative expenses increased to 8.7% for the second quarter of 1998 from 6.7% for the second quarter of 1997. The increase was in part due to an overall increase in salary and fringe benefit costs from planned staff increases. The increase was also due to the management fee paid to Berkshire Partners as part of the recapitalization of the Company in November 1997. Additionally, the Company increased its expenditures on management and information systems support to improve operating efficiencies at all locations.

Product Development Expenses. Product development expenses for the second quarter of 1998 were $1.4 million compared to $1.1 million for the second quarter of 1997, an increase of $.3 million or 27.3%. As a percentage of net sales, product development expenses increased to 3.1% for the second quarter of 1998 from 2.6% for the second quarter of 1997. The increase was primarily due to increased expenditures for royalties, outside consultants and manufacturers as part of the Company's continuing effort in developing new technologies for both existing and new product lines.

Interest and Other Expense, Net. Interest and other expense, net for the second quarter of 1998 was $3.4 million compared to $1.6 million for the second quarter of 1997, an increase of $1.8 million or 112.5%. The increase in interest expense is primarily due to the additional borrowings resulting from the recapitalization of the Company in November 1997.

Income Tax Expense (Benefit). Income tax expense (benefit) changed to a benefit of $520,000 in the second quarter of 1998 from a benefit of $227,000 in the second quarter of 1997, as a result of the Company reporting a larger loss in the second quarter of 1998 as compared to the second quarter of 1997. The Company provides for taxes using a projected worldwide effective tax rate for the entire year. The effective tax rate was consistent at approximately 15% in the second quarter of 1998 and 1997.

Net Income (Loss). As a result of the foregoing factors, net loss for the second quarter of 1998 was $2,788,000, compared to a net loss of $1,331,000 in the second quarter of 1997.


COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net Sales. Net sales for the first half of fiscal 1998, which ended June 30, 1998, were $91.2 million compared to $81.3 million for the first half of fiscal 1997, which ended June 30, 1997, an increase of $9.9 million or 12.2%. This increase is primarily attributable to an increase in fan sales over the prior year which resulted from a stronger than anticipated fan retail season, a significant increase in external sales from the Far East operations to non-U.S. markets, as well as increases in air purifier and related filter sales over the prior period as this product line continues to mature.

Gross Profit. Gross profit for the first half of 1998 was $23.8 million compared to $16.2 million for the first half of 1997, an increase of $7.6 million or 46.9%. As a percentage of net sales, gross profit increased to 26.1% for the first half of 1998 from 19.9% for the first half of 1997. The increase was primarily due to the above mentioned increases in net sales as well as reductions in raw material prices at the Company's manufacturing operations. Additionally, the sales of air purifiers and related filters have continued above prior year levels. These two categories generate higher gross profit margins than fans and dehumidifiers, and the increase in sales of these product categories in the first half of 1998 improved the overall gross profit percentage. Finally, sales of air purifier and humidifier filters and related accessories, which also have a higher gross profit margin, through the customer service department have also continued well above the prior year level.

Selling Expenses. Selling expenses for the first half of 1998 were $8.5 million compared to $7.0 million for the first half of 1997, an increase of $1.5 million or 21.4%. As a percentage of net sales, selling expenses increased to 9.3% for the first half of 1998 from 8.6% for the first half of 1997. The increase in selling expenses was primarily due to a continued increase in co-operative advertising of higher margin products with several major retailers. Also contributing to the increase was an increase in packaging costs from redesigning the outside packaging for each product line. To a lesser extent, shipping costs and selling commissions increased as a result of the higher sales level.

General and Administrative Expenses. General and administrative expenses for the first half of 1998 were $8.2 million compared to $6.0 million for the first half of 1997, an increase of $2.2 million or 36.7%. As a percentage of net sales, general and administrative expenses increased to 9.0% for the first half of 1998 from 7.4% for the first half of 1997. The Company increased its expenditures on management and information systems support to improve operating efficiencies at all of the Company's locations. In addition, general and administrative expenses increased due to the management fee paid to Berkshire Partners as part of the recapitalization of the Company in November 1997. The first half of 1998 also reflects higher incentive compensation expense as a result of the increase in operating profits.

Product Development Expenses. Product development expenses for the first half of 1998 were $3.1 million compared to $2.4 million for the first half of 1997, an increase of $.7 million or 29.2%. As a percentage of net sales, product development expenses increased to 3.4% for the first half of 1998 from 3.0% for the first half of 1997. The increase was primarily due to increased expenditures for royalties, outside consulting firms and manufacturers as part of the Company's effort in developing new technologies for both existing and new product lines.

Interest and Other Expense, Net. Interest and other expense, net for the first half of 1998 was $6.8 million compared to $3.0 million for the first half of 1997, an increase of $3.8 million or 126.7%. The increase in interest expense is primarily due to the additional borrowings resulting from the recapitalization of the Company in November 1997.

Income Tax Expense (Benefit). Income tax expense (benefit) changed to a benefit of $424,000 in the first half of 1998 from a benefit of $331,000 in the first half of 1997, as a result of the Company reporting a larger loss in the first half of 1998 as compared to the first half of 1997. The Company provides for taxes using a projected worldwide effective tax rate for the entire year. The effective tax rate decreased to 14.5% in the first half of 1998 from 15% in the comparable prior period based on the forecasted profitability by geographic area.

Net Income (Loss). As a result of the foregoing factors, net loss for the first half of 1998 was $2,502,000, compared to a net loss of $2,097,000 in the first half of 1997.


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

Cash provided by (used for) operations for the six months ended June 30, 1998 and 1997 was $(1.3) million and $(4.8) million, respectively. Cash provided by operations in the first half of 1998 primarily reflected a $6.4 million decrease in accounts receivable and increases in finished goods inventory and accounts payable. The decrease in accounts receivable is largely due to an increase in shipments to customers from the Company's manufacturing facilities in the Far East, which are paid on faster terms than shipments from the Company's US warehouses. Additionally, the Company has continued to increase its focus and administrative support in the credit and collections area, which has positively impacted accounts receivable balances. The increase in inventory levels was primarily due to retailers not taking some of their back up stock fan orders due to a cooler than expected June 1998. The increase in accounts payable is primarily due to purchases of materials for increased manufacturing activity in the Company's Far East operations to support the Company's higher sales level.

Cash provided by (used for) financing activities for the six months ended June 30, 1998 and 1997 was $2.7 million and $10.8 million, respectively. Cash provided by financing in the first half of 1998 reflected additional working capital borrowing under the Line of Credit. Additionally, a number of employees bought shares of the Company's common stock as part of a stock purchase plan. The cash provided by financing activities in the first half of 1997 reflected borrowings for working capital purposes under the previous line of credit from Pentland.

The Company's capital expenditures, including assets acquired under capital leases, for the six months ended June 30, 1998 and 1997 were $2.9 million and $2.8 million, respectively, primarily for molds and tooling.

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

The Company's $100 million Line of Credit facility bears interest at a variable rate based on either the prime rate or LIBOR, at the Company's option, plus a margin which varies depending upon certain financial ratios of the Company. The Line of Credit facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Line of Credit facility and the Senior Subordinated Notes Indenture include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, the Company's degree of leverage, its dependence on major customers and key personnel, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.


ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in a number of pending legal proceedings arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See note 7 of Notes to Consolidated Financial Statements concerning a stock split of the common stock and recent sales of unregistered securities. Additionally, see Item 5 below.

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


                                    HOLMES PRODUCTS CORP.
                                    ---------------------
                                    Registrant


         August 14, 1998            By: /s/ Jordan A. Kahn
                                        ------------------
                                    Jordan A. Kahn, President,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

         August 14, 1998            By: /s/ David Dusseault
                                    -------------------
                                    David Dusseault,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)