Form 10-Q
period 1998-09-30
HOLMES PRODUCTS CORP
filed 1998-11-13
CIK 1052490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                  YES_X_                                      NO ___

                              HOLMES PRODUCTS CORP.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                            PAGE

PART  I.  FINANCIAL INFORMATION                                               3

ITEM  1.  FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEET
            AT DECEMBER 31, 1997 AND
            SEPTEMBER 30, 1998 (UNAUDITED)                                    3

            CONDENSED CONSOLIDATED STATEMENT OF
            INCOME FOR THE THREE MONTHS AND NINE MONTHS
            ENDED SEPTEMBER 30, 1997 AND
            SEPTEMBER 30, 1998 (UNAUDITED)                                    4

            CONSOLIDATED STATEMENT OF
            CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 1997 AND
            SEPTEMBER 30, 1998 (UNAUDITED)                                    5

            NOTES TO CONSOLIDATED
            FINANCIAL STATEMENTS                                              6

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       16

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                   20

PART  II. OTHER INFORMATION                                                   21

          SIGNATURES                                                          22

PART  I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 December 31,         September 30,
                                                                                    1997             1998 (unaudited)
Assets
Current assets:
    Cash and cash equivalents ..................................................  $  5,141              $  5,738
    Accounts receivable, net ...................................................    38,102                39,632
    Inventories ................................................................    55,550                57,114
    Prepaid expenses and other current assets ..................................     1,116                 1,637
    Deferred income taxes ......................................................     4,167                 4,651
    Income taxes receivable ....................................................       104                    --
                                                                                  --------              --------
      Total current assets .....................................................   104,180               108,772

    Property and equipment, net ................................................    19,607                17,950
    Deferred income taxes ......................................................       638                   638
    Deposits and other assets ..................................................       681                 2,397
    Debt issuance costs, net ...................................................    10,059                 9,437
                                                                                  --------              --------
                                                                                  $135,165              $139,194
                                                                                  ========              ========
Liabilities and Stockholders' Deficit
Current liabilities:
    Current portion of capital lease obligations and other debt ................  $  1,103              $    584
    Accounts payable ...........................................................    13,710                16,593
    Accrued expenses ...........................................................     9,825                14,580
    Accrued income taxes .......................................................     1,224                 2,074
                                                                                  --------              --------
      Total current liabilities ................................................    25,862                33,831

Capital lease obligations ......................................................       792                   320
Line of credit .................................................................    28,502                19,500
Long-term debt .................................................................   105,000               105,000
Commitments and contingencies
Stockholders' deficit:
  Common stock, $.001 par value. Authorized 12,500,000 shares; issued and outstanding 10,006,343 shares and  10,200,815 shares at December 31, 1997
    and September 30, 1998, respectively .......................................        10                    10
  Additional paid in capital ...................................................    16,304                16,985
  Treasury stock, at cost (18,616,452 shares) ..................................   (62,058)              (62,058)
  Retained earnings ............................................................    20,753                25,606
                                                                                  --------              --------
       Total stockholders' deficit .............................................   (24,991)              (19,457)
                                                                                  --------              --------
                                                                                  $135,165              $139,194
                                                                                  ========              ========

The accompanying notes are an integral part of these consolidated financial statements

                              HOLMES PRODUCTS CORP.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        September       September     September      September
                                                        30, 1997        30, 1998      30, 1997       30, 1998
Net sales ............................................   $55,473         $66,364       $136,767       $157,602
Cost of goods sold ...................................    37,313          43,077        102,442        110,523
                                                         -------         -------       --------       --------
  Gross profit .......................................    18,160          23,287         34,325         47,079
                                                         -------         -------       --------       --------

Operating expenses:
  Selling ............................................     4,261           6,212         11,243         14,724
  General and administrative .........................     4,181           3,548         10,189         11,790
  Product development ................................     1,268           1,614          3,637          4,738
                                                         -------         -------       --------       --------
    Total operating expenses .........................     9,710          11,374         25,069         31,252
                                                         -------         -------       --------       --------

    Operating profit .................................     8,450          11,913          9,256         15,827
                                                         -------         -------       --------       --------

Other income and expense:
 Other (income) expense, net .........................        28           (255)             42          (268)
  Interest and other expense, net ....................     1,724           3,516          4,724         10,369
                                                         -------         -------       --------       --------
                                                           1,752           3,261          4,766         10,101
                                                         -------         -------       --------       --------

Income (loss) before income taxes and minority
  interest ...........................................     6,698           8,652          4,490          5,726
Income tax expense (benefit) .........................       623           1,297            292            873
                                                         -------         -------       --------       --------
Income (loss) before minority interest ...............     6,075           7,355          4,198          4,853
Minority interest in net income of
  majority-owned subsidiaries ........................        --              --            220             --
                                                         -------         -------       --------       --------
    Net income (loss) ................................   $ 6,075         $ 7,355       $  3,978       $  4,853
                                                         =======         =======       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                      NINE MONTHS ENDED
                                                                        September 30, 1997        September 30, 1998
Cash flows from operating activities:
  Net income (loss ...................................................     $  3,978                    $  4,853
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Loss on disposition of property, plant and equipment .............           66                          --
    Depreciation and amortization ....................................        4,973                       5,184
    Amortization of debt issuance costs ..............................           --                         884
    Change in allowance for doubtful accounts ........................           43                         377
    Deferred income taxes ............................................         (441)                       (484)
    Minority interest in net income of majority-owned subsidiaries ...          220                          --
    Changes in operating assets and liabilities:
      Accounts receivable ............................................       (5,722)                     (1,907)
      Inventories ....................................................        5,040                      (1,564)
      Prepaid expenses and other current assets ......................          (79)                       (521)
      Income taxes receivable ........................................         (889)                        104
      Due from affiliates ............................................       (2,259)                         --
      Deposits and other assets ......................................         (135)                     (1,715)
      Bank overdraft .................................................          (42)                         --
      Trade acceptances payable ......................................       (4,376)                         --
      Accounts payable ...............................................          107                       2,883
      Due to affiliates ..............................................        2,041                          --
      Accrued expenses ...............................................         (967)                      4,755
      Accrued income taxes ...........................................       (2,249)                        850
                                                                           --------                    --------
    Net cash provided by (used for) operating activities .............         (691)                     13,699
                                                                           --------                    --------

Cash flows from investing activities:
  Purchases of property and equipment ................................       (3,601)                     (3,527)
  Purchase of Minority Interest ......................................         (450)                         --
                                                                           --------                    --------
    Net cash used for investing activities ...........................       (4,051)                     (3,527)
                                                                           --------                    --------

Cash flows from financing activities:
  Net borrowing (repayment) of line of credit ........................           --                      (9,002)
  Issuance of common stock ...........................................           --                         681
  Net borrowings from affiliate ......................................        9,000                          --
  Debt issuance costs ................................................           --                        (263)
  Principal payments on capital lease obligations ....................         (571)                       (991)
                                                                           --------                    --------
    Net cash provided by financing activities ........................        8,429                      (9,575)
                                                                           --------                    --------

Net increase in cash and cash equivalents ............................        3,687                         597
Cash and cash equivalents, beginning of period .......................        4,462                       5,141
                                                                           --------                    --------
Cash and cash equivalents, end of period .............................     $  8,149                    $  5,738
                                                                           ========                    ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ............................................     $  4,834                    $  7,423
   Cash paid for income taxes ........................................     $  3,871                    $    437


The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

     In May and June 1997, the Company reached agreements to acquire the capital stock held by the minority stockholders. The book value of the minority interest exceeded the repurchase price by approximately $650,000. The excess of the fair market value of the assets and liabilities of Raider Motor Corp. on the date of acquisition over the purchase price has been recorded as a reduction of property and equipment during the year ended December 31, 1997. Amounts payable for this acquisition at September 30, 1997 are included in the current portion of capital lease obligations and other debt.

4.   Recapitalization

     On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock, $1 par value, to

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     HPC in exchange for 2,750,741 shares of HPC's common stock, no par value,
     (ii) HPC issued 4,718,579 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs, (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) HPC redeemed 18,616,452 shares of HPC common stock held by Pentland for approximately $62.1 million. In connection with these transactions, HPC issued $105,000,000 of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27,500,000 under a new Line of Credit facility.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

5.   Unaudited Interim Financial Statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of September 30, 1998, the Company's results of operations for the three months and nine months ended September 30, 1997 and 1998 and cash flows for the nine months ended September 30, 1997 and 1998. This interim financial information and notes thereto should be read in conjunction with the Company's Registration Statement on Form S-4, which includes audited financial statements for the year ended December 31, 1997. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories are as follows:

                                  December 31, 1997              September 30, 1998
     Finished goods                 $34,305,000                      $39,184,000
     Raw materials                    8,844,000                        6,229,000
     Work-in-process                 12,401,000                       11,701,000
                                    -----------                      -----------
                                    $55,550,000                      $57,114,000
                                    -----------                      ----------

7.   Stock Split

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

9.   Subsequent Events

     On October 15, 1998 the Company signed an agreement with General Electric creating a limited liability company for a motor manufacturing, sales and distribution company. The limited liability company, GE Holmes Industries, will be owned 49% by a subsidiary of Holmes Products Corp.

10.  Condensed Consolidating Information

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

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1997 (IN THOUSANDS)



                                                          Guarantor         Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                           ----------    ------------       -------------      ------------      ------------
Assets
Current assets:
  Cash and cash equivalents .............. $  3,741         $--               $ 1,400                 --           $  5,141
  Accounts receivable, net ...............   36,775          --                 1,327                 --             38,102
  Inventories ............................   47,592          --                11,433           $ (3,475)            55,550
  Prepaid expenses and other
    current assets .......................      813          --                   303                 --              1,116
  Deferred income taxes ..................    4,167          --                    --                 --              4,167
  Income taxes receivable ................      104          --                    --                 --                104
  Due from affiliates ....................    5,426          89                10,605            (16,120)                --
                                           --------         ---               -------           --------           --------
    Total current assets .................   98,618          89                25,068            (19,595)           104,180

Property and equipment, net ..............    8,607          --                11,093                (93)            19,607
Deferred income taxes ....................      638          --                    --                 --                638
Deposits and other assets ................   10,313           1                   426                 --             10,740
Investments in consolidated
  subsidiaries ...........................   10,178          --                    --            (10,178)                --
                                           --------         ---               -------           --------           --------
                                           $128,354         $90               $36,587           $(29,866)          $135,165
                                           ========         ===               =======           ========           ========
Liabilities and Stockholders'
  Equity (Deficit)
Current liabilities:
  Current portion of capital
    lease obligations and other debt ..... $     --         $--               $ 1,103                 --           $  1,103
  Accounts payable .......................    3,253          --                10,457                 --             13,710
  Accrued expenses .......................    6,898          --                 2,927                 --              9,825
  Accrued income taxes ...................       --          --                 1,298           $    (74)             1,224
  Due to affiliates ......................   10,694          --                 5,426            (16,120)                --
                                           --------         ---               -------           --------           --------
    Total current liabilities ............   20,845          --                21,211            (16,194)            25,862
                                           --------         ---               -------           --------           --------

Capital lease obligations ................       --          --                   792                 --                792

Line of credit ...........................   27,500          --                 1,002                 --             28,502
                                           --------         ---               -------           --------           --------
Long-term debt ...........................  105,000          --                    --                 --            105,000
                                           --------         ---               -------           --------           --------
Stockholders' equity (deficit):
  Common stock, $.001 par value ..........       10           1                    --                 (1)                10
  Common stock, $1 par value .............       --          --                   100               (100)                 -
  Additional paid in capital .............   16,304          --                    --                 --             16,304
  Treasury stock .........................  (62,058)         --                    --                 --            (62,058)
  Retained earnings ......................   20,753          89                13,482            (13,571)            20,753
                                           --------         ---               -------           --------           --------
   Total stockholders' equity (deficit) ..  (24,991)         90                13,582            (13,672)           (24,991)
                                           --------         ---               -------           --------           --------
                                           $128,354         $90               $36,587           $(29,866)          $135,165
                                           ========         ===               =======           ========           ========

          CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)



                                                          Guarantor         Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                           ----------    ------------       -------------      ------------      ------------
Assets
Current assets:
  Cash and cash equivalents .............. $   3,833        $--               $ 1,905                 --           $  5,738
  Accounts receivable, net ...............    37,564         --                 2,068                 --             39,632
  Inventories ............................    51,245         --                11,197           $ (5,328)            57,114
  Prepaid expenses and other
    current assets .......................     1,356         --                   281                 --              1,637
  Deferred income taxes ..................     4,651         --                    --                 --              4,651
  Income taxes receivable ................        --         --                    --                 --                 --
  Due from affiliates ....................       (89)        89                19,851            (19,851)                --
                                           ---------        ---               -------           --------           --------
    Total current assets .................    98,560         89                35,302            (25,179)           108,772

Property and equipment, net ..............     7,410         --                10,560                (20)            17,950
Deferred income taxes ....................       638         --                    --                 --                638
Deposits and other assets ................    11,429          1                   504               (100)            11,834
Investments in consolidated
  subsidiaries ...........................    19,508         --                    --            (19,508)                --
                                           ---------        ---               -------           --------           --------
                                           $ 137,545        $90               $46,366           $(44,807)          $139,194
                                           =========        ===               =======           ========           ========
Liabilities and Stockholders'
Equity (Deficit)
Current liabilities:
  Current portion of capital lease
    obligations and other debt ........... $      --        $--               $   584                 --           $    584
  Accounts payable .......................     4,020         --                12,573                 --             16,593
  Accrued expenses .......................    11,756         --                 2,824                 --             14,580
  Accrued income taxes ...................       904         --                 1,835           $   (665)             2,074
  Due to affiliates ......................    16,487         --                 3,364            (19,851)                --
                                           ---------        ---               -------           --------           --------
    Total current liabilities ............    33,167         --                21,180            (20,516)            33,831
                                           ---------        ---               -------           --------           --------

Capital lease obligations ................        --         --                   320                 --                320
                                           ---------        ---               -------           --------           --------
Line of credit ...........................    19,500         --                    --                 --             19,500
                                           ---------        ---               -------           --------           --------
Long-term debt ...........................   105,000         --                    --                 --            105,000
                                           ---------        ---               -------           --------           --------
Stockholders' equity (deficit):
  Common stock, $.001 par value ..........        10          1                    --                 (1)                10
  Common stock, $1 par value .............        --         --                   100               (100)                --
  Additional paid in capital .............    16,985         --                    --                 --             16,985
  Treasury stock .........................   (62,058)        --                    --                 --            (62,058)
  Retained earnings ......................    24,941         89                24,766            (24,190)            25,606
                                           ---------        ---               -------           --------           --------
    Total stockholders' equity (deficit) .   (20,122)        90                24,866            (24,291)           (19,457)
                                           ---------        ---               -------           --------           --------
                                           $ 137,545        $90               $46,366           $(44,807)          $139,194
                                           =========        ===               =======           ========           ========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 1997 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Guarantor         Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                           ----------    ------------       -------------      ------------      ------------
Net sales ................................ $ 54,462         $--               $28,193           $(27,182)          $ 55,473
Cost of goods sold. ......................   41,612          --                22,914            (27,213)            37,313
                                           --------         ---               -------           --------           --------
  Gross profit ...........................   12,850          --                 5,279                 31             18,160
                                           --------         ---               -------           --------           --------
Operating expenses:
  Selling ................................    4,143          --                   118                 --              4,261
  General and administrative .............    2,108          --                 2,073                 --              4,181
  Product development ....................    1,245          --                    23                 --              1,268
                                           --------         ---               -------           --------           --------
    Total operating expenses .............    7,496          --                 2,214                 --              9,710
                                           --------         ---               -------           --------           --------
    Operating profit .....................    5,354          --                 3,065                 31              8,450
                                           --------         ---               -------           --------           --------
Other income and expense:
  Interest and other expense, net ........    1,407          --                   285                 60              1,752
                                           --------         ---               -------           --------           --------
    Total other expense ..................    1,407          --                   285                 60              1,752
                                           --------         ---               -------           --------           --------
Income (loss) before income
  taxes, equity in income of
  consolidated subsidiaries and
  minority interest ......................    3,947          --                 2,780                (29)             6,698
Income tax expense (benefit) .............    1,809          --                    --             (1,186)               623
                                           --------         ---               -------           --------           --------

Income before equity in income of
  consolidated subsidiaries and
  minority interest ......................    2,138          --                 2,780              1,157              6,075
Equity in income of consolidated
  subsidiaries ...........................    3,937          --                    --             (3,937)                --
                                           --------         ---               -------           --------           --------
Income (loss) before minority interest ...    6,075          --                 2,780             (2,780)             6,075
Minority interest in net income
  of majority owned subsidiaries .........       --          --                    --                 --                 --
                                           --------         ---               -------           --------           --------
Net income (loss) ........................ $  6,075         $--               $ 2,780           $ (2,780)          $  6,075
                                           ========         ===               =======           ========           ========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Guarantor         Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                           ----------    ------------       -------------      ------------      ------------
Net sales ................................ $ 65,334         $--               $33,432           $(32,402)          $ 66,364
Cost of goods sold .......................   48,067          --                27,657            (32,647)            43,077
                                           --------         ---               -------           --------           --------
  Gross profit ...........................   17,267          --                 5,775                245             23,287
                                           --------         ---               -------           --------           --------
Operating expenses:
  Selling ................................    6,022          --                   190                 --              6,212
  General and administrative .............    1,738          --                 1,810                 --              3,548
  Product development ....................    1,613          --                     1                 --              1,614
                                           --------         ---               -------           --------           --------
    Total operating expenses .............    9,373          --                 2,001                 --             11,374
                                           --------         ---               -------           --------           --------
    Operating profit (loss) ..............    7,894          --                 3,774                245             11,913
                                           --------         ---               -------           --------           --------
Other income (expense):
  Interest and other income
   (expense), net ........................   (3,601)         --                   340                 --             (3,261)
    Total other income (expense) .........   (3,601)         --                   340                 --             (3,261)
                                           --------         ---               -------           --------           --------

Income (loss) before income
 taxes and equity in income of
 consolidated subsidiaries ...............    4,293          --                 4,114                245              8,652
Income tax expense (benefit) .............    1,554          --                   (92)              (165)             1,297
                                           --------         ---               -------           --------           --------
Income (loss) before equity in
 income of consolidated subsidiaries .....    2,739          --                 4,206                410              7,355
Equity in income of consolidated
 subsidiaries ............................    4,616          --                    --             (4,616)                --
                                           --------         ---               -------           --------           --------
Net income (loss) ........................ $  7,355         $--               $ 4,206           $ (4,206)          $  7,355
                                           ========         ===               =======           ========           ========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 1997 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Guarantor         Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                           ----------    ------------       -------------      ------------      ------------
Net sales ................................ $132,603        $1,240             $61,560           $(58,636)          $136,767
Cost of goods sold .......................  108,833         1,244              50,452            (58,087)           102,442
                                           --------        ------             -------           --------           --------
  Gross profit (loss) ....................   23,770            (4)             11,108               (549)            34,325
                                           --------        ------             -------           --------           --------
Operating expenses:
  Selling ................................   10,891            --                 352                 --             11,243
  General and administrative .............    4,524            15               5,650                 --             10,189
  Product development ....................    3,582            --                  55                 --              3,637
                                           --------        ------             -------           --------           --------
    Total operating expenses .............   18,997            15               6,057                 --             25,069
                                           --------        ------             -------           --------           --------
    Operating profit (loss) ..............    4,773           (19)              5,051               (549)             9,256
                                           --------        ------             -------           --------           --------
Other income and expense:
  Interest and other expense, net ........    4,226            --                 445                 95              4,766
                                           --------        ------             -------           --------           --------
    Total other expense ..................    4,226            --                 445                 95              4,766
                                           --------        ------             -------           --------           --------

Income (loss) before income
 taxes and equity in income of
 consolidated subsidiaries
 and minority interest ...................      547           (19)              4,606               (644)             4,490
Income tax expense .......................      148            --                 144                 --                292
                                           --------        ------             -------           --------           --------
Income (loss) before equity in
 income of consolidated subsidiaries
 and minority interest ...................      399           (19)              4,462               (644)             4,198
Equity in income of consolidated
 subsidiaries ............................    3,579            --                  --             (3,579)                --
                                           --------        ------             -------           --------           --------
Income (loss) before minority interest ...    3,978           (19)              4,462             (4,223)             4,198
Minority interest in net income
 of majority owned subsidiaries ..........       --            --                 220                 --                220
                                           --------        ------             -------           --------           --------
Net income (loss) ........................ $  3,978         $ (19)            $ 4,242           $ (4,223)          $  3,978
                                           ========         =====             =======           ========           ========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Guarantor         Non-Guarantor
                                             Parent      Subsidiaries        Subsidiaries      Eliminations      Consolidated
                                           ----------    ------------       -------------      ------------      ------------
Net sales ................................ $151,084         $  --             $91,716           $(85,198)          $157,602
Cost of goods sold .......................  120,230            --              73,620            (83,327)           110,523
                                           --------         -----             -------           --------           --------
  Gross profit ...........................   30,854            --              18,096             (1,871)            47,079
                                           --------         -----             -------           --------           --------
Operating expenses:
  Selling ................................   14,213            --                 511                 --             14,724
  General and administrative .............    5,660            --               6,130                 --             11,790
  Product development ....................    4,702            --                  36                 --              4,738
                                           --------         -----             -------           --------           --------
    Total operating expenses .............   24,575            --               6,677                 --             31,252
                                           --------         -----             -------           --------           --------
    Operating profit (loss) ..............    6,279            --              11,419             (1,871)            15,827
                                           --------         -----             -------           --------           --------
Other income (expense):
  Interest and other income
  (expense), net .........................  (10,803)           --                 685                 17            (10,101)
                                           --------         -----             -------           --------           --------
    Total other income (expense) .........  (10,803)           --                 685                 17            (10,101)
                                           --------         -----             -------           --------           --------

Income (loss) before income
 taxes and equity in income of
 consolidated subsidiaries ...............   (4,524)           --              12,104             (1,854)             5,726
Income tax expense (benefit) .............      873            --                 665               (665)               873
                                           --------         -----             -------           --------           --------
Income (loss) before equity in
income of
 consolidated subsidiaries ...............   (5,397)           --              11,439             (1,189)             4,853
Equity in income of consolidated
  subsidiaries ...........................   10,250            --                  --            (10,250)                --
                                           --------         -----             -------           --------           --------
Net income (loss) ........................ $  4,853         $  --             $11,439           $(11,439)          $  4,853
                                           ========         =====             =======           ========           ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      Guarantor      Non-Guarantor
                                                        Parent      Subsidiaries       Subsidiaries       Consolidated
                                                      ----------    ------------     --------------       ------------
Nine Months Ended September 30, 1997
Net cash provided by (used for) operating
  activities ........................................ $(2,698)         $ 459              $1,548            $  (691)
                                                      -------          -----              ------            -------
Cash flows from investing activities:
  Purchases of property and equipment ...............  (3,318)            --                (283)            (3,601)
  Purchase of minority interest .....................      --             --                (450)              (450)
                                                      -------          -----              ------            -------
    Net cash used for investing activities ..........  (3,318)            --                (733)            (4,051)
                                                      -------          -----              ------            -------

Cash flows from financing activities:
  Net borrowings from affiliate .....................   9,000             --                  --              9,000
  Principal payments on capital lease obligations ...      --             --                (571)              (571)
  Other net activity with Parent ....................    (501)          (459)                960                 --
                                                      -------          -----              ------            -------
    Net cash provided by (used for)
      financing activities ..........................   8,499           (459)                389              8,429
                                                      -------          -----              ------            -------

Net increase in cash and cash equivalents ...........   2,483             --               1,204              3,687
Cash and cash equivalents, beginning of period ......   1,284             --               3,178              4,462
                                                      -------          -----              ------            -------
Cash and cash equivalents, end of period ............ $ 3,767          $  --              $4,382            $ 8,149
                                                      =======          =====              ======            =======

Nine Months Ended September 30, 1998
Net cash provided by operating activities ........... $10,477          $  --              $3,222            $13,699
                                                      -------          -----              ------            -------
Cash flows from investing activities:
  Purchases of property and equipment ...............  (2,795)            --                (732)            (3,527)
                                                      -------          -----              ------            -------

Cash flows from financing activities:
  Debt issuance costs ...............................    (263)            --                  --               (263)
  Net borrowing of line of credit ...................  (8,000)            --              (1,002)            (9,002)
  Principal payments on capital lease
    obligations .....................................      --             --                (991)              (991)
  Issuance of common stock ..........................     681                                 --                681
  Other net activity with Parent ....................      (8)            --                   8                 --
                                                      -------          -----              ------            -------
    Net cash used for financing activities ..........  (7,590)            --              (1,985)            (9,575)
                                                      -------          -----              ------            -------

Net increase in cash and cash equivalents ...........      92             --                 505                597
Cash and cash equivalents, begining of
  period ............................................   3,741             --               1,400              5,141
                                                      -------          -----              ------            -------
Cash and cash equivalents, end of period ............ $ 3,833          $   -              $1,905            $ 5,738
                                                      =======          =====              ======            =======

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


COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
SEPTEMBER 30, 1997

Net Sales. Net sales for the third quarter of fiscal 1998, which ended September 30, 1998, were $66.4 million compared to $55.5 million for the third quarter of fiscal 1997, which ended September 30, 1997, an increase of $10.9 million or 19.6%. This increase was primarily attributable to strong early humidifier and heater sales (up $4.4 million and $2.4 million respectively from the third quarter of 1997) and a continued increase in filter and accessory sales over the prior period.

Gross Profit. Gross profit for the third quarter of 1998 was $23.3 million compared to $18.2 million for the third quarter of 1997, an increase of $5.1 million or 28%. As a percentage of net sales, gross profit increased to 35.1% for the third quarter of 1998 from 32.8% for the third quarter of 1997. The increase was primarily due to the above mentioned increases in net sales in humidifiers, heaters and filters and accessories which are relatively higher margin contributors, as well as continued reductions in raw material prices at the Company's manufacturing operations in the Far East.

Selling Expenses. Selling expenses for the third quarter of 1998 were $6.2 million compared to $4.3 million for the third quarter of 1997, an increase of $1.9 million or 44.2%. As a percentage of net sales, selling expenses increased to 9.3% for the third quarter of 1998 from 7.7% for the third quarter of 1997. The increase in selling expenses is primarily due to an increase in co-operative advertising of higher margin products and new sales promotions with several major retailers. To a lesser extent, shipping costs increased as a result of the higher sales level. Also, there were continued expenses associated with the redesign of some of the Company's product packaging.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1998 were $3.5 million compared to $4.2 million for the third quarter of 1997, a decrease of $.7 million or 16.7%. As a percentage of net sales, general and administrative expenses decreased to 5.3% for the third quarter of 1998 from 7.6% for the third quarter of 1997. The higher amount in the 1997 period resulted from three quarters of bonus accruals in the third quarter of 1997 versus one quarter of accrual in the third quarter of 1998. In the third quarter of 1997, the Company adjusted the accrual for incentive compensation based on the net income amount. In the first two quarters of 1997, the Company did not anticipate accruing for incentive compensation, as there were net losses through June 1997. Through the first three quarters of 1998, the Company accrued incentive compensation monthly based on budgeted figures for the fiscal year.

Product Development Expenses. Product development expenses for the third quarter of 1998 were $1.6 million compared to $1.3 million for the third quarter of 1997, an increase of $.3 million or 23.1%. As a percentage of net sales, product development expenses increased to 2.4% for the third quarter of 1998 from 2.3% for the third quarter of 1997. The increase was primarily due to increased expenditures for royalties and outside consultants as part of the Company's continuing effort in developing new technologies for both existing and new product lines.

Interest and Other Expense, Net. Interest and other expense, net for the third quarter of 1998 was $3.3 million compared to $1.8 million for the third quarter of 1997, an increase of $1.5 million or 83.3%. The increase in interest expense was primarily due to the additional borrowings resulting from the recapitalization of the Company in November 1997.

Income Tax Expense. Income tax expense increased to $1.3 million in the third quarter of 1998 from $.6 million in the third quarter of 1997, as a result of the Company reporting a $2 million increase in pre-tax income in the third quarter of 1998 as compared to the third quarter of 1997. The Company provides for taxes using a projected worldwide effective tax rate for the entire year. The effective tax rate was consistent at approximately 15% in the third quarter of 1998 and 1997.

Net Income. As a result of the foregoing factors, net income for the third quarter of 1998 was $7.4 million, compared to net income of $6.1 million in the third quarter of 1997.


COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND
SEPTEMBER  30, 1997

Net Sales. Net sales for the first nine months of fiscal 1998, which ended September 30, 1998, were $157.6 million compared to $136.8 million for the first nine months of fiscal 1997, which ended September 30, 1997, an increase of $20.8 million or 15.2%. This increase is primarily attributable to an increase in all four of the Company's main product categories; fans, heaters, humidifiers and air purifiers over the prior year which resulted from stronger retail seasons, improved consumer response and a significant increase in external sales from the Far East operations to non-U.S. markets.

Gross Profit. Gross profit for the first nine months of 1998 was $47.1 million compared to $34.3 million for the first nine months of 1997, an increase of $12.8 million or 37.3%. As a percentage of net sales, gross profit increased to 29.9% for the first nine months of 1998 from 25.1% for the first nine months of 1997. The increase was primarily due to the above mentioned increases in net sales as well as reductions in raw material prices at the Company's manufacturing operations. Additionally, sales of air purifiers, humidifiers and related filters, including sales through the customer service department, continued above prior year levels. These two categories generate higher gross profit margins than the other categories, and the increase in sales of these products in the first nine months of 1998 improved the overall gross profit percentage.

Selling Expenses. Selling expenses for the first nine months of 1998 were $14.7 million compared to $11.2 million for the first nine months of 1997, an increase of $3.5 million or 31.3%. As a percentage of net sales, selling expenses increased to 9.3% for the first nine months of 1998 from 8.2% for the first nine months of 1997. The increase in selling expenses was primarily due to a continued increase in co-operative advertising and new sales promotions of higher margin products with several major retailers. Also contributing to the increase was an increase in packaging costs from redesigning the outside packaging for existing product lines. To a lesser extent, shipping costs and selling commissions increased as a result of the higher sales level.

General and Administrative Expenses. General and administrative expenses for the first nine months of 1998 were $11.8 million compared to $10.2 million for the first nine months of 1997, an increase of $1.6 million or 15.7%. As a percentage of net sales, general and administrative expenses remained at 7.5% for the first nine months of 1998 and 1997, respectively. The Company increased its expenditures on management and information systems support, and increases in personnel costs to improve operating efficiencies at all of the Company's locations. In addition, general and administrative expenses increased due to the administrative costs on-going as part of the recapitalization of the Company in November 1997.

Product Development Expenses. Product development expenses for the first nine months of 1998 were $4.7 million compared to $3.6 million for the first nine months of 1997, an increase of $1.1 million or 30.6%. As a percentage of net sales, product development expenses increased to 3% for the first nine months of 1998 from 2.6% for the first nine months of 1997. The increase was primarily due to increased expenditures for royalties and outside consulting firms as part of the Company's effort in developing new technologies for both existing and new product lines.

Interest and Other Expense, Net. Interest and other expense, net for the first nine months of 1998 was $10.1 million compared to $4.8 million for the first nine months of 1997, an increase of $5.3 million or 110.4%. The increase in interest expense was primarily due to the additional borrowings resulting from the recapitalization of the Company in November 1997.

Income Tax Expense. Income tax expense increased to $.9 million in the first nine months of 1998 from $.3 million in the first nine months of 1997, as a result of the Company reporting a larger pre-tax income in the first nine months of 1998 as compared to the first nine months of 1997. The Company provides for taxes using a projected worldwide effective tax rate for the entire year. The effective tax rate increased to 15% in the first nine months of 1998 from 6.5% in the comparable prior period based on the forecasted profitability by geographic area.

Net Income. As a result of the foregoing factors, net income for the first nine months of 1998 was $4.6 million, compared to net income of $4.0 million in the first nine months of 1997.


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

Cash provided by (used for) operations for the nine months ended September 30, 1998 and 1997 was $13.7 million and $(.7) million, respectively. Cash provided by operations in the first nine months of 1998 primarily reflected the net income of $4.9 million and increases in accrued liabilities and accounts payable, partially offset by increases in accounts receivable and inventory. The increase in accrued liabilities related mainly to the accrued interest on the long-term debt. The $2.9 million increase in accounts payable was primarily due to purchases of materials for increased manufacturing activity in the Company's Far East operations to support the Company's higher sales level. The increase in inventory was mainly due to increased warehouse levels of winter season products (heaters and humidifiers) in anticipation of in-season orders, as early season shipments are generally made directly to customers from the Company's Far East manufacturing facilities. The increase in accounts receivable was sales volume related.

Cash provided by (used for) financing activities for the nine months ended September 30, 1998 and 1997 was $(9.6) million and $8.4 million, respectively. Cash used for financing in the first nine months of 1998 reflected the payback of borrowings under the Line of Credit. The cash provided by financing activities in the first nine months of 1997 reflected borrowings for working capital purposes under the previous line of credit from Pentland.

The Company's capital expenditures, including assets acquired under capital leases, for the nine months ended September 30, 1998 and 1997 were $3.5 million and $4.1 million, respectively, primarily for molds and tooling.

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

The Company's $100 million Line of Credit facility bears interest at a variable rate based on either the prime rate or LIBOR, at the Company's option, plus a margin which varies depending upon certain financial ratios of the Company. The Line of Credit facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Line of Credit facility expires in January 2003. The Line of Credit facility and the Senior Subordinated Notes Indenture include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

YEAR 2000

The Year 2000 problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly read the Year 2000. If a system used by the Company or by a third party fails because of the inability to properly read the Year 2000 date, the results could have a material adverse effect on the Company.

The Company has developed a plan to address the possible exposures related to its computer systems from the Year 2000. The Company has identified the risk to be in two general categories: Information Technology Systems, including Electronic Data Interchange Systems (EDI), and General Business Systems.

Information Technology Systems including EDI. The Company is currently in the process of implementing a new company wide computer software system. The new system will be fully Year 2000 compliant, according to the vendor, and the Company anticipates that it will be operational by the end of the second quarter of 1999. In addition, all computer hardware has or is in the process of being tested for Year 2000 compliance. Those systems that fail will be upgraded or replaced during the second quarter of 1999. The Company is also in the process of implementing a new EDI system that will be fully Year 2000 compliant to prevent any interruption of data interchange from the many customers using this platform. The Company anticipates that this system will be completed during the second quarter of 1999. The Company intends to use both internal and external resources to test, reprogram or replace the software and hardware for Year 2000 modifications. The total specific project costs are difficult to determine as many of the upgrades and new implementations would have been made by the Company regardless of the Year 2000 issue. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, will be capitalized. All other remaining project costs will be expensed over the next twelve to eighteen months.

General Business Systems. Business systems encompass the following: telecommunications systems, departmental specific application systems, machinery and equipment, building and utility systems and, finally, third party vendors and service providers. The Company has created a Year 2000 committee consisting of one member from each department of the Company. The committee is reviewing all aspects of the Company's business systems to determine if they are Year 2000 compliant. This process will continue throughout the fourth quarter of 1998 as well as into the first and second quarter of 1999. The Company will send out a comprehensive questionnaire to all significant customers and suppliers regarding their Year 2000 compliance. While the Company intends to carefully monitor its supplier risks, the Company cannot fully control each supplier, and there can be no guarantee that a Year 2000 problem that may originate with a supplier will not materially adversely affect the Company. The Company has not designed a specific contingency plan in the event of a Year 2000 failure caused by a supplier or third party, but the Company is working to identify issues as soon as possible. Finally, the Company has determined that products that the Company manufactures and sells have no exposure related to the Year 2000 issue.


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

          See note 7 of Notes to Consolidated Financial Statements concerning a stock split of the common stock.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM  5.  OTHER INFORMATION

          Not applicable.

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

                                           HOLMES PRODUCTS CORP.
                                           ---------------------
                                           Registrant


November 13, 1998                          By: /s/ Jordan A. Kahn
                                               ------------------
                                               Jordan A. Kahn, President,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

November 13, 1998                          By: /s/ Ira B. Morgenstern
                                               ----------------------
                                               Ira B. Morgenstern,
                                               Senior Vice President of Finance
                                               (Principal Financial Officer)