Form 10-K405
period 1998-12-31
HOLMES PRODUCTS CORP
filed 1999-03-31
CIK 1052490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 333-44473

                              HOLMES PRODUCTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                             04-2768914
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


233 FORTUNE BOULEVARD, MILFORD, MASSACHUSETTS             01757
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (508) 634-8050
                         (REGISTRANT'S TELEPHONE NUMBER)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         TITLE OF CLASS: NOT APPLICABLE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---     ---


INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
           ---

                               -------------------

               DOCUMENTS INCORPORATED BY REFERENCE: NOT APPLICABLE

                              HOLMES PRODUCTS CORP.

                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                            PAGE
PART  I.

ITEM  1.    Business..................................................................        3
ITEM  2.    Properties................................................................       11
ITEM  3.    Legal Proceedings.........................................................       12
ITEM  4.    Submission of Matters to a Vote of Security Holders.......................       12


PART  II.

ITEM  5.    Market for Registrant's Common Equity and Related Stockholder Matters.....       12
ITEM  6.    Selected Financial Data...................................................       13
ITEM  7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................       14
ITEM  7A.   Quantitative and Qualitative Disclosures About Market Risk................       19
ITEM  8.    Financial Statements and Supplementary Data...............................       20
ITEM  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................................       51

PART  III.

ITEM  10.   Directors and Executive Officers of the Registrant........................       51
ITEM  11.   Executive Compensation....................................................       52
ITEM  12.   Security Ownership of Certain Beneficial Owners and Management............       55
ITEM  13.   Certain Relationships and Related Transactions............................       56

PART  IV.

ITEM  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........       57


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this report, are or may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, the Company's degree of leverage, its dependence on major customers and key personnel, the integration of the Rival Acquisition (as defined herein), competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are described in the Company's Registration Statement on Form S-4 (file No. 333-44473), its Current Report on Form 8-K (filed January 26, 1999), and from time to time in the Company's other periodic reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.


                                     PART I

ITEM 1.   BUSINESS

Except as otherwise noted, the historical financial and other information set forth herein for the fiscal year ended December 31, 1998 and prior periods relates only to the business and operations of Holmes Products Corp. and its subsidiaries prior to the Rival Acquisition (as defined herein), which occurred on February 5, 1999. The Rival Acquisition will be accounted for as a purchase, and Rival's results of operations will be included in the Company's financial information in future periods.

Background of the Company Prior to the Rival Acquisition

Holmes Products Corp. ("Holmes" and, together with its subsidiaries on a consolidated basis, the "Company") is a leading developer, manufacturer and marketer of quality, branded home comfort products, including fans, heaters, humidifiers and air purifiers. Holmes believes that it has the leading U.S. market share in each of these product categories, which, in the aggregate, accounted for approximately 93% of Holmes' net sales for the fiscal year ended December 31, 1998. In addition, Holmes markets and distributes a variety of decorative and home office lighting products, as well as various replacement filters and accessories for its products. Holmes believes that its strong market position and success are attributable to its continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings and reputation for quality. From 1993 to 1998, Holmes' net sales increased from $61.8 million to $214.5 million, a compound annual growth rate of 28.3%.

The Company's products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores and national drugstore chains. Major customers in these channels include Wal-Mart, Kmart, Target, Home Depot, Costco, BJ's Wholesale Club, TruServ (formerly True Value and ServiStar) and Walgreens. Holmes believes that the strength, scope and visibility of its retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

Holmes was founded in 1982 by its current Chief Executive Officer, Jordan A. Kahn, an innovator in the home comfort market with over 30 years of industry experience. Holmes opened its first manufacturing facility in China in 1989, and currently operates two facilities in China where it manufactures its products and electric motors for use in its products. The Company's vertically integrated manufacturing facilities provide the Company with control over the production process and product quality. These facilities also enhance operational flexibility and allow the Company to quickly respond to changes in consumer demand and to specialized production needs. The Company maintains offices in Hong Kong and Taiwan that are responsible for sourcing raw materials, processing orders and shipping the Company's products. The Company coordinates product development, marketing, sales and distribution from the Company's Milford,

Massachusetts headquarters. The Company markets and distributes products primarily under the Holmes(R) brand name. The principle executive offices of the Company are located at 233 Fortune Boulevard, Milford, Massachusetts 01757 and the telephone number is (508) 634-8050.

The Rival Company Acquisition

On December 17, 1998, Holmes entered into a definitive agreement to acquire The Rival Company ("Rival"). Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") among Holmes, Moriarty Acquisition Corp., a wholly owned subsidiary of Holmes ("Merger Sub"), and Rival, Holmes acquired all of Rival's outstanding shares of common stock for $13.75 per share in cash, or an aggregate consideration of approximately $129.4 million, including payments to the holders of certain Rival stock options. Holmes also refinanced $141.5 million of Rival's outstanding debt.

Rival is a leading designer, manufacturer and marketer of a variety of products including small kitchen appliances, such as Crock-Pot(R) slow cookers and Rival can openers; products for the home environment, such as heaters, air purifiers, showerheads, utility pumps, humidifiers and fans; and building supply and industrial products, such as household ventilation systems, door chimes, ceiling fans and industrial fans. Rival markets its products under a variety of well known brand names, including Rival(R), Crock-Pot(R), Bionaire(R), Pollenex(R), Patton(R), Simer(R), and White Mountain(R). Holmes believes Rival has the leading market share for slow cookers and enjoys a leading market share in several of its other product categories.

On February 5, 1999, Holmes and Merger Sub completed a cash tender offer for all outstanding shares of common stock of Rival and purchased approximately 98.4% of Rival's common stock. Immediately following the tender offer, Merger Sub was merged with and into Rival, with Rival surviving the merger as a wholly owned subsidiary of Holmes (the "Rival Acquisition").

On January 29, 1999, in connection with the Rival Acquisition, the Company offered and sold $31.3 million of 9 7/8% Senior Subordinated Notes due in November 2007 (the "Offering").

In connection with the Rival Acquisition and the Offering, the Company entered into a $325.0 million Senior Credit Facility with BankBoston N.A. and a syndicate of other lenders (the "Credit Facility"). In addition, Holmes sold $50.0 million of common stock to investment funds affiliated with Berkshire Partners LLC ("Berkshire Partners"), Holmes' majority stockholder, and to certain other investors (the "Equity Commitment"). The initial borrowings under the Credit Facility together with the net proceeds of the Equity Commitment and Offering were used to consummate the Rival Acquisition and refinance Rival's existing indebtedness. Holmes had no outstanding borrowings under its existing credit facility at the Acquisition date. The Rival Acquisition, the tender offer, the merger, the Offering, the Equity Commitment, the entering into and borrowings under the Credit Facility and the refinancing of existing indebtedness of Rival are collectively referred to herein as the "Transactions."

The following table sets forth the approximate sources and uses of funds in connection with the Transactions. ($ in millions)

Sources of Funds:                       Uses of funds:
Credit Facility(a)          $212.9      Cash purchase price(b)           $129.4
Issuance of the Notes         30.0      Refinance Rival indebtedness      141.5
Equity Commitment             50.0      Estimated fees and expenses(c)     22.0
                            ------                                       ------
 Total sources of funds     $292.9       Total uses of funds             $292.9
                            ======                                       ======

(a)   Total availability of $325.0 million
(b) $13.75 per share for approximately 9.3 million shares, plus net option proceeds of $1.6 million.
(c)   Includes prepayment premium on Rival debt of approximately $6 million.

Business Strategy

The Company's strategy is to capitalize on Holmes' and Rival's core strengths to achieve further growth in net sales, profitability and cash flow by: (1) growing Rival's core kitchen franchise, (2) consolidating home environment product lines, (3) penetrating new and existing distribution channels, (4) improving the Company's overall cost structure and (5) expanding geographically.

Leverage Core Competencies to Strengthen Kitchen Franchise. Holmes has become a leader in the home comfort appliance market as a result of its successful product innovations that meet consumer and customer needs, coupled with its expertise in marketing and distribution. Rival has a long-standing reputation as a leader in the small kitchen appliance market. Holmes believes that combining its strengths with Rival's core kitchen franchise will enhance growth in Rival's existing product lines and the development of new products.

Leverage and Grow Brands. The addition of Rival's home comfort brands allows Holmes to increasingly differentiate its home comfort offerings among customers and consumers. Through additional brands, the Company can offer a step-up brand strategy for increased presence in both mass merchandise and other distribution channels.

Further Penetrate Existing Distribution Channels. The Company believes that it can further penetrate its existing distribution channels as a result of favorable industry dynamics and Holmes' and Rival's strong relationships and execution with mass merchant retailers. Management believes that mass merchants will continue to consolidate their vendor base and focus on a smaller number of sophisticated suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide full product support from design to category management, point-of-sale and after-market service with the consumer.

Develop New Distribution Channels. The Company continues to develop new channels of distribution by providing customized product offerings that appeal to the specific needs of each channel. For example, since 1996, Holmes has marketed selected products through an arrangement with the QVC electronic retailing network. Holmes has also partnered with Evenflo to market Holmes' products under the Evenflo brand name and expand into the juvenile distribution channel.

Pursue Targeted Marketing Opportunities. As part of its strategy, Holmes enters into strategic alliances in order to promote awareness of its products. For example, Holmes has established a marketing affiliation with the Allergy and Asthma Foundation of America and has developed a strategic marketing partnership with the Brita Products Company, a subsidiary of Clorox Company, to market a humidifier that integrates the Brita(R) water filter. Holmes also markets humidifiers and filters with the Microban(R) anti-bacterial technology. In addition, Holmes has entered into a variety of cross-merchandising relationships with other manufacturers including Stanley Tools, Toro, Vaseline and Benadryl.

Improve the Overall Cost Structure. Holmes, through its manufacturing facilities in China and related Far East sourcing capabilities, is a low-cost, high quality, flexible producer of appliance products. By applying these capabilities to certain of Rival's products, along with Rival's two recent plant closings, the Company believes it can reduce overall manufacturing costs.

Expand into New Geographic Regions. The Company believes that the European, Latin American and Asian home comfort markets are underdeveloped and represent significant growth opportunities. As a result, Holmes has begun to focus on marketing its products in these regions. Holmes currently sells its products in Europe and Asia on a original equipment manufacturer basis and its branded home comfort products in France. Rival has warehouse and distribution facilities in Ontario, Canada and the Netherlands, as well as a distribution arrangement in Mexico. The Company believes that combining Rival's larger international presence with Holmes' product offerings will accelerate international growth.

Products

General

Holmes is a leading developer, manufacturer and marketer of quality, branded home comfort products, including fans, heaters, humidifiers and air purifiers, which allow consumers to better control aspects of their home environment, such as temperature and air quality. In addition, Holmes markets and distributes a variety of decorative and home office lighting products, including table, floor and wall-mounted lighting products used principally in residential and commercial settings, as well as various replacement filters and accessories for its products.

Rival is a leading developer, manufacturer and marketer of small kitchen and personal care appliances including Crock-Pot(R) slow cookers, toasters, can openers and massagers. In addition, Rival also develops, manufactures and markets home comfort products in many of the same product categories as Holmes, including fans, heaters, humidifiers and air purifiers.

Holmes' and Rival's respective product lines are discussed separately below, as are certain other aspects of the Company's business. The Rival Acquisition was consummated less than two months ago, and the Company is in the process of assessing Rival's products and operations relative to those of Holmes. Among other things, the Company may determine to combine certain product lines, to reduce or eliminate certain redundant products, to market products produced by one company under a brand name of the other, or to rationalize each of the business lines as part of the combined Company's overall integration strategy.

Holmes

Holmes' product categories are as follows:

Fans. Holmes currently manufactures and markets approximately 60 different fan models, including table, stand, window, window-to-floor, box, commercial grade, high velocity and oscillating fans, typically for purchase and use by household consumers. Retail prices for Holmes' fans range from $5 to $80.

Heaters. Portable electric space heaters are used to heat areas of the house not adequately reached by central heat and to heat an individual room while that room is in use. Holmes currently manufactures and markets approximately 50 different heater models, including plastic, ceramic, metal, radiant and baseboard styles. Retail prices for Holmes' heaters range from $20 to $70. In recent years, Holmes has expanded its products to cover virtually every segment and price point in the heater category, and to include innovations with strong consumer appeal.

Humidifiers. Consumers use humidifiers to provide greater comfort by increasing moisture in the home environment. Holmes currently manufactures and markets approximately 33 different humidifiers, including cool mist, warm mist, ultrasonic and console models that range in moisture output from one to 12 gallons per day. Retail prices for Holmes' humidifiers range between $20 and $150. Holmes also sells a variety of humidifier accessories, replacement parts and chemical treatments.

Air Purifiers. Air purifiers circulate a room's air through filters that remove contaminants from the air. In recent years, high efficiency particulate arresting ("HEPA") filters have come to dominate the industry. This product category has experienced tremendous growth as consumers have become more concerned with their home environment and have learned about the benefits of air purifiers. Holmes currently manufactures and markets approximately 22 different air purifier models. Retail prices for Holmes' air purifiers range between $20 and $280. Air purifiers represent one of the fastest growing categories of Holmes' home comfort product line.

Filters/Accessories. Most humidifiers and air purifiers require accessories including replacement filters and chemical treatments. Air purifiers periodically need new replacement filter cartridges and humidifiers need new replacement wick filters. As the installed base of these products continues to expand, the

Company expects that the market for these accessories will grow as well. In addition, the Company believes that sales of filters and accessories increase brand awareness and customer loyalty.

Lighting Products. Holmes began marketing portable lighting equipment in 1993, and currently sells over 90 different lighting models. These products complement Holmes' traditional home comfort product line, provide an additional non-seasonal category for the Company, and are distributed through the same distribution channels as the Company's home comfort appliances. Holmes' lighting products are manufactured by subcontractors in China and in the United States. Retail prices for these products range between $5 and $100.

Electric Motors. Holmes' indirect wholly owned subsidiary, Raider Motor Corporation ("Raider"), has proven strengths in the design and manufacture of a variety of electric motors for use in home and commercial appliances. In addition to supplying most of the motors for Holmes' products, Raider has sufficient manufacturing capacity to supply other manufacturers of appliances with electric motors. In October, 1998, Holmes entered into a joint venture with General Electric ("GE") for motor manufacturing, sales and distribution to third parties. The joint venture entity is owned 49% by Holmes and 51% by GE.


Rival

Rival manages its operations through four business units, divided by product line and geography as follows:

Kitchen Electrics and Personal Care. Kitchen electric appliances constituted Rival's primary product line for over sixty years, and continue to account for approximately 50% of Rival's net sales. The kitchen electrics and personal care business unit sells products including Crock-Pot(R) slow cookers, toasters, ice cream freezers, can openers, food slicers, mixers, indoor grills, irons, potpourri simmerers, fryers, skillets and massagers to retailers and distributors throughout the United States.

Home Environment. This group sells products including fans, air purifiers, humidifiers, electric space heaters, sump, well and utility pumps, showerheads, and household ventilation systems to retail customers throughout the United States.

Industrial and Building Supply. This group sells products including industrial fans and drum blowers, household ventilation systems, ceiling fans, door chimes, electric heaters and household convenience items to electrical and industrial wholesale distributors throughout the United States.

International. This group sells Rival's products in Canada and Europe from its sales and distribution facilities in Toronto and the Netherlands. It also ships products from the United States to distributors in Latin America and Asia.

Rival's future sales growth is expected to be generated primarily from the introduction of new products and product lines, as well as through geographic expansion.


Product Development

Holmes has an internal product development team dedicated to new product development and product enhancements. Holmes maintains its own engineering and product development department to research new product concepts as well as activities relating to improving existing products. The product design and research development team consists of an aggregate of approximately 50 employees located in both Milford, Massachusetts and in the Far East. Holmes also retains the services of outside consultants to assist its internal team.

Holmes utilizes state-of-the-art design technology including advanced CAD design software and a laser-based stereolithography technique to design and engineer new products. Management believes this technology allows the company to design and develop new products quickly thus enabling Holmes to accurately assess the feasibility, cost and tooling requirements of new products before manufacturing the products. Management believes this technology gives Holmes a competitive advantage in the design and development of new products and product line extensions.

Holmes' expenditures for new product development and tooling totaled approximately $9.9 million, $9.5 million and $9.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

Rival also has an internal product development team dedicated to product line enhancements and the introduction of new products. As part of this effort, Rival maintains its own engineering and development department consisting of over 60 people, including engineers, product designers, draftsmen and product managers. Rival also retains the services of outside engineering and design consultants from time to time.

Rival's expenditures for product engineering and development (excluding tooling) were $3.1 million, $4.5 million, and $5.4 million for Rival's fiscal years ended June 30, 1996, 1997 and 1998, respectively.


Manufacturing

Holmes manufactures most of its products at its manufacturing facilities in China. These facilities are highly integrated and produce most of the electric motors, injection molded plastic components and other components used in the manufacturing and assembly process. The balance of Holmes' products are produced through subcontracted manufacturers in China and the United States, generally under the supervision of Holmes employees. The management, coordination and control of all manufacturing operations are centralized at the Company's principal offices in Milford, Massachusetts.

Rival's manufacturing plants, all of which are located in the United States, manufacture and assemble more than 60% of the products Rival sells. Rival's remaining products are produced to its specifications, primarily in China. Rival's plants are highly integrated and produce electric motors, injection molded plastic components, screw machine parts, stampings and stoneware.

Rival operates four manufacturing and assembly facilities in rural Missouri (Clinton, Sedalia, Sweet Springs and Warrensburg), near Kansas City, which specialize in the production of kitchen electrics. A facility in Flowood, Mississippi produces the stoneware for Rival's Crock-Pot(R) slow cookers and other products.

In July, 1998, Rival announced plans to close its New Haven, Indiana and Fayetteville, North Carolina manufacturing plants, as well as its Peru, Indiana warehouse facility, and to expand its current operations in Warrensburg and Sedalia, Missouri. The New Haven manufacturing facility was closed in December, 1998, and the Fayetteville facility was closed in March, 1999. These facilities produced home environment and building supply products. The majority of the products manufactured in these facilities will be moved to Rival's Missouri plants while some production will be outsourced to overseas suppliers, which may include Holmes. Concentrating production in fewer facilities will increase efficiency by more closely aligning capacity with the seasonal nature of Rival's products, taking advantage of vertical integration in its Missouri plants and reducing the infrastructure associated with transportation of materials, production planning and other activities.

The Company believes that it has a cost advantage as a result of its degree of vertical integration, its purchasing power, and low labor costs at its Chinese manufacturing facilities. In addition, by operating its own manufacturing facilities, the Company has control over the quality of its products from design through final distribution. The Company believes that the addition of Rival's domestic manufacturing capabilities will improve inventory management and enhance its flexibility in order to satisfy customers' needs for just-in-time delivery.

Marketing and Distribution

Holmes' products are sold in the United States, Canada and Europe to the retail trade by an internal sales staff consisting of ten sales managers. Holmes relies on its management's ability to determine the existence and extent of available markets for its products. The internal sales managers, with assistance from an internal sales support staff and from regional independent manufacturers representative organizations, market Holmes' products through all major channels of distribution including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores and national drugstore chains. Holmes' sales managers are actively involved in servicing all aspects of each retail account.

In order to respond most efficiently to the demands of its retail customers and ensure timely delivery, Holmes balances direct shipments from its manufacturing facilities with shipments from its domestic and international warehouses.

Holmes' marketing department consists of 12 individuals who are responsible for market analysis, new product development, pricing strategy, promotions and overall category development. Holmes believes that its packaging is one of its most powerful marketing tools because most consumers typically purchase fans, heaters and humidifiers without the benefit of knowledgeable retail sales staff. Holmes' packaging and point-of-purchase support provide written information and illustrations regarding product features, usage instructions, safety features and product operation. Holmes has an in-house art department that develops most of the packaging and marketing materials on state-of-the-art desktop graphics systems.

Rival's products are sold in the same channels of distribution as Holmes', with mass merchants representing the largest class of customer. In addition, Rival's products are sold through department stores, household specialty stores, military exchanges, mail order companies and premium companies. Rival also sells industrial and building supply products to electrical and industrial wholesale distributors. Rival reaches its customers through its sales organization, which consists of a combination of in-house sales managers, field sales associates and independent manufacturers' representative firms.

The Company believes that the addition of Rival's extensive domestic distribution capabilities will further enhance the Company's ability to satisfy customer demands.

Major Customers

Holmes' three largest retail customers, Wal-Mart (including Sam's Wholesale
Club), Kmart and Target, each accounted for over 10%, and in the aggregate approximately 48%, of Holmes' net sales during 1998. Rival's largest customer, Wal-Mart (including Sam's Wholesale Club), accounted for 26% of Rival's net sales in each of Rival's three fiscal years ended June 30, 1998. Rival's next five largest customers represented an aggregate of 21% of net sales during fiscal 1998. Holmes and Rival do not have long-term agreements with their major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers could have a material adverse effect on the Company's business.

Seasonality

Sales of Holmes' products are highly seasonal, and counter-seasonal weather can adversely affect the Company's results of operations. In general, Holmes' sales of fans and dehumidifiers occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although air purifiers, lighting products and accessories generally are used year-round, the nature of these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. In addition to the seasonal fluctuations in sales, Holmes experiences seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier, and air purifier products.

Rival's sales are also highly seasonal. A significant percentage of the products sold by Rival are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products such as heaters and humidifiers, Rival's sales during the months of August through November are generally at a higher level than during the other months of the year.


Competition

The Company believes that the markets for its products are developed and highly competitive. Management believes that competition is based on several factors, including price, access to retail shelf space, product features, product enhancements, brand names, new product introductions, and marketing support and distribution systems.

The Company competes with many well-established companies, some of which have substantially greater facilities, personnel, financial and other resources than those of the Company. Holmes' major competitors include AdobeAir, Catalina Lighting, Cheyenne, Fedders, Frigidaire, Honeywell Consumer Products (maker of Duracraft and Enviracare brands), Kenmore, Norelco, Sunbeam, Tensor and Windmere. Holmes also competes with importers and foreign manufacturers of unbranded products.

Rival's home environment products compete with many of the same companies as Holmes'. Rival also competes with a number of other companies across its broader product line. Significant competitors include Sunbeam/Oster, Hamilton Beach/Proctor Silex, Wayne Home Equipment, Masco, Nortek, Teledyne, National Presto, Salton/Maxim (Toastmaster) and West Bend. Several of these competitors each generate higher annual sales of small electric household appliances than Rival. Smaller manufacturers compete with Rival on a limited basis. A few European manufacturers, such as Braun, Group SEB and Moulinex, have established niches in the small electric household appliance market, particularly in the high-end department store trade.

The Company believes that its most important competitive strengths are the quality, design and competitive pricing of its products, its attention to retailer and consumer needs, its access to major channels of distribution, the development of new products and innovation in existing products, its ability to provide timely shipment through its manufacturing and distribution facilities and the capabilities of its management team.

Patents and Trademarks

Holmes holds a number of patents and trademarks registered in the United States, Canada, and other countries for various products and technologies. Additional patent applications are pending in the United States, Canada and Mexico. Holmes also registers trademarks on product names and unique features in the United States and other countries. The Company believes that none of Holmes' product lines is dependent upon any single patent, group of patents or other intellectual property rights.

Rival holds many United States and foreign trademarks, and considers its various trademarks to be a valuable tool in the marketing of its products. Of particular importance are the Rival(R), Rival Select(R), Simer(R), Pollenex(R), Patton(R), Bionaire(R), White Mountain(R) and Crock-Pot(R) trademarks. In the course of its operations, Rival also files patent applications covering various aspects of the items produced. While Rival's mechanical and design patents in the aggregate are considered to be important, the Company believes that Rival's business is not dependent upon any single patent or group of patents.

Regulation

The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, trade-related issues and consumer products safety. Most of the Company's products are listed by Underwriters Laboratories, Inc. ("UL"), the Canadian Underwriters Laboratories, Inc. ("CUL"), or similar organizations in other markets. UL and CUL are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards. The Company is also regulated by, and holds ongoing discussions regarding specific products with, the United States Consumer Products Safety Commission and the Canadian Standards Association. The Company believes that it is in material compliance with all of the regulations applicable to it. There can be no assurance, however, that such regulations will not negatively affect the Company in the future. The Company's operations could also be adversely affected by other regulations relating to its foreign operations, including changes in trade laws, increased import duties, import/export regulations and changes in foreign laws.


Employees

Holmes has approximately 4,300 employees, of which approximately 4,064 were located at the Company's manufacturing facilities in Dongguan, China, approximately 60 were located in Hong Kong and Taiwan and 176 were located in the United States and Canada.

Rival has approximately 2,100 full-time employees, including 250 salaried personnel. Historically, during August through November, employment increases by approximately 15%. Approximately 320 hourly employees at Rival's Flowood, Mississippi plant are represented by a labor organization under a collective bargaining agreement, which expires in December 2001.


ITEM 2.    PROPERTIES

Holmes

The following table sets forth Holmes' principal facilities (all of which are leased), the primary activity at each of the facilities listed and the expiration date of the applicable lease.

Location                    Size                        Primary Use                           Lease Expiration
--------                    ----                        -----------                           ----------------
Milford, MA                 83,000 square feet          Headquarters and Distribution         2001
Dongguan, China (1)         466,000 square feet         Manufacturing and Assembly            2006
Dongguan, China (1)         269,000 square feet         Motor Manufacturing                   2006
Clinton, MA                 207,000 square feet         Distribution                          2000
Worcester, MA               156,000 square feet         Distribution                          2003
Vernon, CA                  Varies                      Distribution                          At will
Mississaugua, Ontario       Varies                      Distribution                          At will
Hong Kong                   10,300 square feet          Office                                1999
Taipei, Taiwan              1,700 square feet           Office                                2000

(1) These facilities are located in Guangdong Province, China, approximately 70 miles from Hong Kong. These facilities include 20 buildings on two separate campuses that include manufacturing, assembly, warehousing, and employee dormitory operations. The lease expiration date assumes the exercise of the Company's options to extend the lease on the primary manufacturing building.

Rival

The following table sets forth information regarding Rival's principal facilities.

Location                    Size                    Primary Use                         Owned/Leased
--------                    ----                    -----------                         ------------
Kansas City, MO             32,000 square feet      General Offices                     Leased
Sedalia, MO                 157,000 square feet     Manufacturing and Assembly          Owned
                            67,000 square feet      Manufacturing and Assembly          Leased
                            216,000 square feet     Warehousing and Distribution        Owned
Clinton, MO                 164,000 square feet     Manufacturing and Assembly          Owned
                            279,000 square feet     Warehousing and Distribution        Owned
Sweet Springs, MO           125,000 square feet     Manufacturing/Return Processing     Owned
Warrensburg, MO             68,000 square feet      Manufacturing and Assembly          Owned
Flowood, MS                 142,000 square feet     Manufacturing                       Owned
Mississaugua, Ontario       55,000 square feet      General Office, Warehousing
                                                    and Distribution                    Leased
Oosterhout, Netherlands     50,000 square feet      General Office, Warehousing
                                                    and Distribution                    Leased
New Haven, IN*              302,000 square feet     Manufacturing and Distribution      Owned
Peru, IN*                   172,000 square feet     Warehousing                         Owned
Fayetteville, NC*           282,500 square feet     Manufacturing and assembly          Owned

The Warrensburg plant and 67,000 square feet of the Sedalia plant are occupied under long-term leases, which give Rival the option to purchase the relevant property at a nominal cost. The general offices are occupied under a lease through 2005. The Mississauga and Netherlands facilities are each leased through July 2002.

* Each of these facilities has been closed or is scheduled to be closed during 1999, and Rival plans to sell the properties. The New Haven, Indiana property is currently under agreement to be sold.


ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to its normal business operations, including product liability and patent and trademark litigation. The Company believes that the outcome of such litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company has product liability and general liability insurance policies in amounts it believes to be reasonable. There can be no assurance, however, that such insurance will be adequate to cover all potential product or other liability claims against the Company. The Company also faces exposure to product recalls in the event that its products are alleged to have manufacturing or safety defects. The Company does not maintain product recall insurance.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company is privately-owned and there is no public trading market for the Company's equity securities.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited Consolidated Financial Statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                             Year Ended December 31,
                             (Dollars in thousands)

                                               1994            1995             1996            1997             1998
                                            ---------       ---------        ---------       ---------        ---------
Income Statement Data:
Net sales ..............................    $ 114,509       $ 178,132        $ 194,331       $ 192,153        $ 214,479
Cost of goods sold .....................       84,672         141,226          145,915         136,740          146,509
                                            ---------       ---------        ---------       ---------        ---------
    Gross profit .......................       29,837          36,906           48,416          55,413           67,970
Selling, general and
  Administrative expenses ..............       17,522          22,500           27,308          36,530(1)        37,095
Product development expenses ...........        2,742           3,154            5,520           5,463            6,295
                                            ---------       ---------        ---------       ---------        ---------
    Operating profit ...................        9,573          11,252           15,588          13,420           24,580
Interest expense, net ..................        2,087           5,219            6,491           7,096           13,833
Other (income) expense, net ............         (244)           (337)            (319)             56             (436)
                                            ---------       ---------        ---------       ---------        ---------
    Income before income taxes
      and minority interest ............        7,730           6,370            9,416           6,268           11,183
Income tax expense (benefit) ...........        3,214           2,614            2,787           2,196            2,222
                                            ---------       ---------        ---------       ---------        ---------
    Income before minority interest ....        4,516           3,756            6,629           4,072            8,961
Minority interest in net income
  Of majority-owned subsidiaries (2) ...          282             518              408             225               --
                                            ---------       ---------        ---------       ---------        ---------
    Net income .........................    $   4,234       $   3,238        $   6,221       $   3,847        $   8,961
                                            =========       =========        =========       =========        =========

Other Data:
EBITDA (3) .............................    $  12,798       $  16,098        $  22,774       $  20,837        $  32,265
Ratio of earnings to fixed charges (4)           3.9x            2.1x             2.2x            1.8x             1.7x
Depreciation and amortization ..........        2,981           4,509            6,867           7,473            7,248
Capital expenditures ...................        8,821           9,706            8,594           5,815            4,749

Balance Sheet Data (at end of period):
Cash and cash equivalents ..............    $   1,578       $   3,368        $   4,462       $   5,141        $   5,379
Working capital (deficit) ..............       (5,021)         (6,770)          (2,883)         78,318           71,089
Total assets ...........................       72,490         118,524          128,286         135,165          131,357
Total long-term debt
  Including capital leases .............           --             217              737         134,294          115,139
Total stockholders' equity (deficit)....        8,249          11,487           17,708         (24,991)(5)      (15,389)(5)

(1) Includes approximately $6.9 million of incremental compensation expense, which was paid to certain executives in conjunction with Holmes' November, 1997 recapitalization.

(2) In May and June, 1997, Holmes repurchased the shares held by 30% minority stockholders in one of Holmes' subsidiaries for a total of $900,000.

(3) EBITDA represents income before interest expense, income tax expense, depreciation and amortization and the minority interest in net income of majority-owned subsidiaries. EBITDA is presented because it is a widely accepted measure to provide information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. Additionally, Holmes' calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings represent income before income taxes and minority interest, plus fixed charges. Fixed charges consist of interest expense on all indebtedness plus a portion of rental payments on operating leases that is considered representative of the interest factor.

(5) Total stockholders' equity (deficit) as of December 31, 1997 and 1998 reflects a reduction attributable to Holmes' 1997 recapitalization. See
     Note 8 of Notes to Consolidated Financial Statements.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales of most of Holmes' products follow seasonal patterns that affect the Company's results of operations. In general, sales of fans and dehumidifiers occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, the Company's sales of these products tend to be greatest in advance of the winter months from July through December. In addition to the seasonal fluctuations in sales, the Company experiences seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier and air purifier products.

Holmes completed a recapitalization transaction in November, 1997, in which it issued $105 million of senior subordinated notes due in November, 2007, bearing interest at 9 7/8%, and entered into a $100 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock (collectively, the "1997 Transactions"). Accordingly, commencing in November, 1997, the Company had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival Acquisition and the related financing transactions consummated on February 5, 1999 further increased the Company's indebtedness and will further increase interest expense substantially.

RESULTS OF OPERATIONS

The Company's historical results of operations discussed below do not include Rival's results of operations. The Rival Acquisition will be accounted for as a purchase, and Rival's results of operations will be included in the Company's financial information in future periods.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Net Sales. Net sales for fiscal 1998 were $214.5 million compared to $192.2 million for fiscal 1997, an increase of $22.3 million or 11.6%. This increase was attributable to an increase in all of the major product categories: fans, heaters, humidifiers and air purifiers, which resulted from a strong 1998 for retailers, as well as continued growth in filter and accessory sales due to the growing installed base of products requiring filters and accessories. The Company's Far East operations also had a significant increase in external sales versus 1997.

Gross Profit. Gross profit for fiscal 1998 was $68.0 million compared to $55.4 million for fiscal 1997, an increase of $12.6 million or 22.7%. As a percentage of net sales, gross profit increased to 31.7% for fiscal 1998 from 28.8% for fiscal 1997. The increase was primarily due to the above mentioned increases in net sales in humidifiers, heaters and filters and accessories which are relatively higher margin contributors, as well as continued reductions in raw material prices at the Company's manufacturing operations in the Far East.

Selling Expenses. Selling expenses for fiscal 1998 were $20.5 million compared to $15.6 million for fiscal 1997, an increase of $4.9 million or 31.4%. As a percentage of net sales, selling expenses increased to 9.6% for fiscal 1998 from 8.1% for fiscal 1997. The increase in selling expenses was primarily due to an increase in co-operative advertising of higher margin products and new sales promotions with several major retailers. To a lesser extent, shipping costs increased as a result of the higher sales level. Also, there were continued expenses associated with the redesign of some of the Company's product packaging.

General and Administrative Expenses. General and administrative expenses for fiscal 1998 were $16.6 million compared to $20.9 million for fiscal 1997, a decrease of $4.3 million or 20.6%. As a percentage of net sales, general and administrative expenses decreased to 7.7% for fiscal 1998 from 10.9% for fiscal 1997. The higher amount in 1997 resulted from incremental incentive compensation expenses paid in connection with the 1997 Transactions. This overall decrease was offset in part by increased expenditures on management and information systems support, increases in personnel costs to improve operating efficiencies at all the Company's locations and on-going expenses associated with the recapitalization of the Company in November, 1997.

Product Development Expenses. Product development expenses for fiscal 1998 were $6.3 million compared to $5.5 million for fiscal 1997, an increase of $.8 million or 14.6%. As a percentage of net sales, product development expenses remained constant at 2.9% for fiscal 1998 and 1997. The increase was primarily due to increased expenditures for royalties and outside consultants as part of the Company's continuing effort in developing new technologies for both existing and new product lines.

Interest and Other Expense, Net. Interest and other expense, net for fiscal 1998 was $13.4 million compared to $7.2 million for fiscal 1997, an increase of $6.2 million or 86.1%. The increase in interest expense was primarily due to the additional borrowings resulting from the recapitalization of the Company in November, 1997. The Company's interest expense in future periods will be higher than 1998 as a result of the Rival Acquisition.

Income Tax Expense. In 1997, the Company recorded a $3.6 million valuation allowance related to deferred tax assets generated as a result of certain limitations on the deductibility of interest paid to Pentland. This 1997 non-recurring charge comprises the majority of the 15% change in the Company's effective tax rate from 35% in 1997 to 20% in 1998.

Net Income. As a result of the foregoing factors, net income for fiscal 1998 was $9.0 million, compared to net income of $3.8 million in fiscal 1997.


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

Net Sales. Net sales for fiscal 1997 were $192.2 million compared to $194.3 million for fiscal 1996, a decrease of $2.2 million or 1.1%. The decrease in net sales was primarily due to a reduction in sales of $10.9 million of dehumidifiers and air conditioners resulting from a strategic management decision to reduce dehumidifier volume and eliminate the air conditioner category because of the relatively low profit margins of these product lines. In addition, an increase in sales of heaters was offset by decreases in sales of fans, air purifiers and lighting products.

Gross Profit. Gross profit for fiscal 1997 was $55.4 million compared to $48.4 million for fiscal 1996, an increase of $7.0 million or 14.5%. As a percentage of net sales, gross profit increased to 28.8% for fiscal 1997 from 24.9% for fiscal 1996. The increase in gross profit is attributable, in large part, to the factors described above. In addition, air purifier filter and humidifier filter sales, which generate relatively high gross profit margins, increased significantly for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

Selling Expenses. Selling expenses for fiscal 1997 were $15.6 million compared to $13.2 million for fiscal 1996, an increase of $2.4 million or 18.3%. As a percentage of net sales, selling expenses increased to 8.1% for fiscal 1997 from 6.8% for fiscal 1996. The increase in selling expenses was primarily due to an increase in co-operative advertising of higher margin products with a number of major retailers.

General and Administrative Expenses. General and administrative expenses for fiscal 1997 were $20.9 million compared to $14.1 million for fiscal 1996, an increase of $6.8 million or 48.3%. As a percentage of net sales, general and administrative expenses increased to 10.9% for fiscal 1997 from 7.2% for fiscal 1996. The increase in general and administrative expenses was primarily due to approximately $6.9 million of incremental incentive compensation expenses paid in connection with the closing of the 1997 Transactions. These incentive compensation amounts were deducted from the purchase price of the capital stock in the 1997 Transactions. In addition, general and administrative expenses increased due to additional management and information systems support to improve operating efficiencies at the Company's manufacturing facilities in China.

Product Development Expenses. Product development expenses for fiscal 1997 were $5.4 million compared to $5.5 million for fiscal 1996, a decrease of $.1 million or 0.1%. As a percentage of net sales, product development expenses remained relatively constant at 2.9% and 2.8% for fiscal 1997 and 1996, respectively.

Interest and Other Expense, Net. Interest and other expense, net for fiscal 1997 was $7.2 million compared to $6.2 million for fiscal 1996, an increase of $1.0 million or 15.9%. The increase in interest expense was primarily due to the additional borrowings resulting from the 1997 Transactions, which were outstanding for one month in 1997. On a proforma basis, giving effect to the 1997 Transactions as if they had occurred on January 1, 1997, interest expense would have been approximately $14.3 million.

Income Tax Expense. The Company's effective tax rate increased to 35.0% of pre-tax income for fiscal 1997 from 29.6% of pre-tax income for fiscal 1996. The increase in the effective tax rate was principally a result of limitations placed on the Company's ability to deduct for tax purposes approximately $3.6 million of interest paid to or guaranteed by the Company's former majority stockholder, Pentland Group plc ("Pentland") and its affiliates. This was offset by an increase in profitability of the Company's manufacturing operations in China, which are taxed at significantly lower rates than the Company's U.S. operations. While the interest limitation may be carried forward indefinitely, because of the Company's current highly leveraged structure it is uncertain whether the Company will be able to deduct this amount in the future. Therefore, management has recorded a valuation allowance on the entire amount of deferred tax asset arising from this carryforward, which has the impact of increasing the effective tax rate. This limitation primarily arose as a result of the incentive compensation expenses described above. The Company had no such limitation in previous years, and because interest is no longer paid to foreign affiliates, this limitation is not expected to be applicable in the future. If the Company is able to utilize this deduction, it will reduce income tax expense in future years.

Net Income. As a result of the foregoing factors, net income for fiscal 1997 was $3.8 million, compared to net income of $6.2 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations during fiscal 1998 and 1997 was $24.3 million and $(46.4) million, respectively. Cash provided by operations in fiscal 1998 primarily reflected the Company's net income of $9.0 million and increases in accrued expenses and accrued income taxes, and decreases in accounts receivable and inventories, which were partially offset by increases in prepaid expenses and other current assets and deposits and other assets. The increase in accrued liabilities was due to the accrued interest on the long-term debt, an increase in the accrual for advertising costs and increases in commissions and duties payable. The $2.5 million increase in accrued income taxes payable was primarily due to the higher profitability of the Company. The decrease in inventory was mainly due to increased levels of warehouse shipments. The increase in prepaid expenses and other current assets and deposits and other assets was due to an increase in advertising credits arising from a transfer of inventory to be used to purchase advertising media, merchandise or services. Cash used for operations in 1997 primarily reflected the repayment of trade acceptance and amounts due to affiliates in connection with the 1997 Transactions.

Cash provided by (used for) financing activities for fiscal 1998 and 1997 was $(18.8) million and $53.3 million, respectively. Cash used for financing activities in fiscal 1998 reflected the payback of borrowings under the credit facility entered into as part of the 1997 Transactions. The cash provided by financing activities in fiscal 1997 reflected borrowings for working capital purposes under the previous line of credit from Pentland, the issuance of long-term debt and common stock and the repurchase of treasury stock associated with the 1997 Transactions.

The Company's capital expenditures, including assets acquired under capital leases, for fiscal 1998 and 1997 were $4.7 million and $5.8 million, respectively, primarily for molds and tooling. The Company is also subject to certain minimum royalty payment commitments under various license agreements. See Note 13 of Notes to Consolidated Financial Statements.

The Company issued $105.0 million of 9 7/8% Senior Subordinated Notes due November, 2007 (the "Notes") in November, 1997, and an additional $31.3 million of Notes in February, 1999. The Notes are not redeemable at the Company's option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at the option of the Company, in whole or in part, at stated redemption prices. Annual interest payments on the Notes are approximately $13.5 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all senior debt of the Company, including borrowings under the Credit Facility.

The Company entered into the Credit Facility in February, 1999. The Credit Facility amended and restated the Company's prior $100 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $200.0 million, six-year revolving credit facility. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Disclosure Regarding Forward-Looking Statements."

Following the closing of the Rival Acquisition and the other Transactions on February 5, 1999, the Company will fund its liquidity requirements with cash flows from operations and borrowings under the Credit Facility. The Company's primary liquidity requirements are for working capital and to service the Company's indebtedness. The Company believes that existing cash resources, cash flows from operations and borrowings under the Credit Facility will be sufficient to meet the Company's liquidity needs for the foreseeable future.

YEAR 2000

The Year 2000 problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly read the Year 2000. If a system used by the Company or by a third party fails because of the inability to properly read the Year 2000 date, the results could have a material adverse effect on the Company. As described below, Holmes and Rival have developed plans to address the possible exposures related to their computer systems from the Year 2000. However, there can be assurance that such measures will be sufficient to avoid Year 2000-related problems.

Holmes

Holmes has identified its Year 2000 risk to be in two general categories:
Information Technology Systems, including Electronic Data Interchange Systems
(EDI), and General Business Systems.

Information Technology Systems Including EDI. Holmes is currently in the process of implementing a new company wide computer software system. The new system will be fully Year 2000 compliant, according to the vendor, and the Company anticipates that it will be operational by the third quarter of 1999. In addition, all of Holmes' computer hardware has or is in the process of being tested for Year 2000 compliance. Those systems that fail will be upgraded or replaced during the second quarter of 1999. As part of its transition to a new system, Holmes is implementing a new EDI system that will be fully Year 2000 compliant to prevent any interruption of data interchange from the many customers using this platform. Holmes anticipates that this system will be completed during the second quarter of 1999. Holmes intends to use both internal and external resources to test, reprogram or replace the software and hardware for Year 2000 modifications. The total specific project costs are difficult to determine as many of the upgrades and new implementations would have been made regardless of the Year 2000 issue. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, will be capitalized. All other remaining project costs will be expensed during 1999 and 2000.

General Business Systems. Holmes' general business systems encompass the following: telecommunications systems, departmental specific application systems, machinery and equipment, building and utility systems and, finally, third party vendors and service providers. Holmes has created a Year 2000 committee consisting of one member from each department. The committee is in the final stages of reviewing all aspects of Holmes' business systems to determine if they are Year 2000 compliant, and testing systems as necessary. This process will continue through the second quarter of 1999.

Holmes has sent out a comprehensive questionnaire to all significant customers and suppliers regarding their Year 2000 compliance. The questionnaires that Holmes has received back to date have tended to provide only vague assurances regarding Year 2000 matters, however. While Holmes intends to carefully monitor its supplier risks, Holmes cannot fully control each supplier, and there can be no guarantee that a Year 2000 problem that may originate with a supplier will not materially adversely affect Holmes. Holmes has not designed a specific contingency plan in the event of a Year 2000 failure caused by a supplier or other third party, but is working to identify issues as soon as possible. Finally, Holmes has determined that products that it manufactures and sells have no exposure related to the Year 2000 issue.

Rival

Information Technology Systems Including EDI. Rival implemented its current corporate computer system in 1995. The system is Year 2000 compliant, according to the vendor, as confirmed by full systems testing performed on August 8, 1998. The testing included rolling the date forward to January 15, 2000 and testing all function programs. The EDI system installation was completed by September 30, 1998. Rival has used both internal and external resources for testing. EDI transactions sets have been verified and registered with the National Retailers Foundation. Rival believes that any additional issues with computers will be limited to stand alone personal computers. The upgrade of these computers is expected to be completed by June 30, 1999.

General Business Systems. Rival's business systems encompass the following: telecommunications systems, machinery and equipment, building and utility systems and third party vendors and service providers. Rival created a cross-departmental Year 2000 committee in 1997. The committee reviewed all aspects of Rival's business systems to determine if they are Year 2000 compliant. Any vendor supplying goods and/or services to Rival was required to submit a letter stating their Year 2000 status. Rival has determined that products that it manufactures and sells have no exposure to the Year 2000 issue.

Adoption of Recently Issued Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

The Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement requires an enterprise to report financial and descriptive information about its reportable operating income. Operating segments are components that are evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. This Statement requires a business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items (including interest, depreciation, and income taxes), and segment assets. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This Statement is required to be adopted in the Company's fiscal year ending December 31, 2000. Management anticipates that, due to its limited use of derivative instruments, the adoption of this Statement will not have a significant effect on the Company's results of operations or its financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1998, the carrying value of the Company's debt totaled $115.7 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At December 31, 1998, the Company had fixed rate debt of $105.7 million (including capital leases) and variable rate debt of $10.0 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.4 million. Based on the amounts of variable rate debt outstanding at December 31, 1998, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $100,000, holding other variables constant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                              Holmes Products Corp.

                                                                                                       Page
Report of PricewaterhouseCoopers LLP, Independent Accountants ......................................    21

Consolidated Balance Sheet at December 31, 1997 and 1998 ...........................................    22

Consolidated Statement of Income for the years ended December 31, 1996, 1997 and 1998 ..............    23

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1996,
  1997 and 1998 ....................................................................................    24

Consolidated Statement of Comprehensive Income for the years ended December 31, 1996,
  1997 and 1998 ....................................................................................    25

Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1997 and 1998 ..........    26

Notes to Consolidated Financial Statements .........................................................    27

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Of Holmes Products Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity (deficit), of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Holmes Products Corp. and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 12, 1999

                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   December 31,        December 31,
                                                                       1997                1998
Assets
Current assets:
    Cash and cash equivalents ............................          $   5,141           $   5,379
    Accounts receivable, net .............................             38,102              36,967
    Inventories ..........................................             55,550              53,340
    Prepaid expenses and other current assets ............              1,116               2,027
    Deferred income taxes ................................              4,167               4,983
    Income taxes receivable ..............................                104                  --
                                                                    ---------           ---------
      Total current assets ...............................            104,180             102,696

    Property and equipment, net ..........................             19,607              15,752
    Deferred income taxes ................................                638                 563
    Deposits and other assets ............................                681               3,174
    Debt issuance costs, net .............................             10,059               9,172
                                                                    ---------           ---------
                                                                    $ 135,165           $ 131,357
                                                                    =========           =========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Current portion of capital lease obligations and
      other debt .........................................          $   1,103           $     604
    Accounts payable .....................................             13,710              15,004
    Accrued expenses .....................................              9,825              12,292
    Accrued income taxes .................................              1,224               3,707
                                                                    ---------           ---------
      Total current liabilities ..........................             25,862              31,607

Capital lease obligations ................................                792                 139
Line of credit ...........................................             28,502              10,000
Long-term debt ...........................................            105,000             105,000
Commitments and contingencies
Stockholders' (Deficit):
  Common stock, $.001 par value.  Authorized 12,500,000
    shares; issued and outstanding 10,006,343 shares and
    10,200,815 shares at December 31, 1997 and
    December 31, 1998, respectively ......................                 10                  10
  Additional paid in capital .............................             16,304              16,985
  Accumulated other comprehensive income .................                 --                 (40)
  Treasury stock, at cost (18,620,450 shares) ............            (62,058)            (62,058)
  Retained earnings ......................................             20,753              29,714
                                                                    ---------           ---------
       Total stockholders' (deficit) .....................            (24,991)            (15,389)
                                                                    ---------           ---------
                                                                    $ 135,165           $ 131,357
                                                                    =========           =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED
                                                 December          December           December
                                                 31, 1996          31, 1997           31, 1998
Net sales .............................          $194,331          $192,153           $214,479
Cost of goods sold ....................           145,915           136,740            146,509
                                                 --------          --------           --------
  Gross profit ........................            48,416            55,413             67,970
                                                 --------          --------           --------
Operating expenses:
  Selling .............................            13,225            15,647             20,456
  General and administrative ..........            14,083            20,883             16,639
  Product development .................             5,520             5,463              6,295
                                                 --------          --------           --------
    Total operating expenses ..........            32,828            41,993             43,390
                                                 --------          --------           --------

    Operating profit ..................            15,588            13,420             24,580
                                                 --------          --------           --------
Other income and expense:
 Other (income) expense, net ..........              (319)               56               (436)
  Interest expense, net ...............             6,491             7,096             13,833
                                                 --------          --------           --------
                                                    6,172             7,152             13,397
                                                 --------          --------           --------

Income before income taxes and minority
 interest .............................             9,416             6,268             11,183
Income tax expense ....................             2,787             2,196              2,222
                                                 --------          --------           --------
Income before minority interest .......             6,629             4,072              8,961
Minority interest in net income of
 majority-owned subsidiaries ..........               408               225                 --
                                                 --------          --------           --------
    Net income ........................          $  6,221          $  3,847           $  8,961
                                                 ========          ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                             Common Stock,
                                                                           $.001 par value
                                           Common Stock,             -------------------------------
                                           $ 1 par value                            Additional
                                           ------------                                    Paid in
                                       Shares       Amount           Shares      Par       Capital
                                       ------       ------           ------    ------     ----------
Balance at December 31,1995 .........  100,000       $100            21,159      $21       $  681
Net Income ..........................       --         --                --       --           --
                                       -------       ----            ------      ---       ------
Balance at December 31, 1996 ........  100,000        100            21,159       21          681
Issuance of additional shares in
 conjunction with contribution
 of Holmes Products (Far East)
 Limited (see Note 8) ............... (100,000)      (100)            2,750        3           97
Issuance of common stock,
  Net of related costs ..............       --         --             4,718        5       15,507
Redemption of common stock ..........       --         --           (18,621)     (19)          19
Foreign currency translation
 adjustments .......................        --         --                --       --           --
Net income ..........................       --         --                --       --           --
                                       -------       ----            ------      ---       ------
Balance at December 31, 1997 ........       --         --            10,006       10       16,304
Issuance of common stock ............       --         --               195       --          681
Foreign currency translation
 adjustments .......................        --         --                --       --           --
Net income ..........................       --         --                --       --           --
                                       -------       ----            ------      ---       ------
Balance at December 31, 1998 ........       --         --            10,201       10       16,985
                                       =======       ====            ======      ===       ======


                                        Accumulated                                    Total
                                           Other                                    Stockholders'
                                       Comprehensive       Treasury    Retained        Equity
                                          Income             Stock     Earnings       (Deficit)
                                        -------------      --------    --------     -------------
Balance at December 31,1995 .........      $ --            $    --      $10,685        $11,487
Net Income ..........................        --                 --        6,221          6,221
                                           ----            -------      -------        -------
Balance at December 31, 1996 ........        --                 --       16,906         17,708
Issuance of additional shares in
 conjunction with contribution
 of Holmes Products (Far East)
 Limited (see Note 8) ...............        --                 --           --             --
Issuance of common stock,
  Net of related costs ..............        --                 --           --         15,512
Redemption of common stock ..........        --            (62,058)          --        (62,058)
Net income ..........................        --                 --        3,847          3,847
                                           ----            -------      -------        -------
Balance at December 31, 1997 ........        --            (62,058)      20,753        (24,991)
Issuance of common stock ............        --                 --           --            681
Foreign currency translation
 adjustments .......................        (40)                 --          --            (40)
Net income ..........................        --                 --        8,961          8,961
                                           ----            -------      -------        -------
Balance at December 31, 1998 ........       (40)            (62,058)     29,714        (15,389)
                                           ====            =======      =======        =======

                             HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  FOR THE YEAR ENDED
                                                     -------------------------------------------
                                                     December 31,    December 31,   December 31,
                                                        1996            1997           1998
                                                       ------          ------         ------
Net earnings ...................................       $6,221          $3,847         $8,961
Other comprehensive income:
  Foreign currency translation adjustments .....           --              --            (40)
                                                       ------          ------         ------
Comprehensive income ...........................       $6,221          $3,847         $8,921
                                                       ======          ======         ======


          See accompanying notes to consolidated financial statements

                              HOLMES PRODUCTS CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE YEAR ENDED
                                                               December          December          December
                                                               31, 1996          31, 1997          31, 1998
Cash flows from operating activities:
  Net income ........................................          $  6,221          $  3,847           $ 8,961
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
    Depreciation and amortization ...................             6,867             7,473             7,248
    Amortization of debt issuance costs .............                --                98             1,182
    Change in allowance for doubtful accounts .......              (381)             (654)              260
    Loss on disposition of property, plant and
      equipment .....................................                --                --             1,356
    Deferred income taxes ...........................            (2,674)             (715)             (741)
    Minority interest in net income of majority-owned
     subsidiaries ...................................               408               225                --
    Changes in operating assets and liabilities:
      Accounts receivable ...........................             3,584            (5,776)              875
      Inventories ...................................            (6,418)            5,702             2,210
      Prepaid expenses and other current assets .....               114                94              (911)
      Income taxes receivable .......................             1,214              (104)              104
      Deposits and other assets .....................            (1,594)            3,836            (2,493)
      Accounts payable ..............................            (8,698)          (58,558)            1,254
      Accrued expenses ..............................             2,335              (816)            2,467
      Accrued income taxes ..........................             1,824            (1,025)            2,483
                                                               --------          --------           -------
    Net cash provided by (used for) operating
      activities ....................................             2,802           (46,373)           24,255
                                                               --------          --------           -------
Cash flows from investing activities:
  Purchases of property and equipment ...............            (8,594)           (5,815)           (4,749)
  Purchase of Minority Interest .....................                --              (451)             (451)
                                                               --------          --------           -------
    Net cash used for investing activities ..........            (8,594)           (6,266)           (5,200)
                                                               --------          --------           -------
Cash flows from financing activities:
  Borrowings (repayments) on line of credit, net of
    issuance costs ..................................                --            27,136           (18,502)
  Borrowing of long-term debt, net of issuance
    costs ...........................................                --            96,209                --
  Issuance of common stock, net of issuance costs ...                --            15,512               681
  Net borrowings from (repayments to) affiliate......             7,000           (23,000)               --
  Purchase of treasury stock ........................                --           (62,058)               --
  Debt issuance costs ...............................                --                --              (295)
  Principal payments on capital lease obligations ...              (114)             (481)             (701)
                                                               --------          --------           -------
    Net cash provided by (used for) financing
      activities ....................................             6,886            53,318           (18,817)
                                                               --------          --------           -------
Net increase in cash and cash equivalents ...........             1,094               679               238
Cash and cash equivalents, beginning of period ......             3,368             4,462             5,141
                                                               --------          --------           -------
Cash and cash equivalents, end of period ............          $  4,462          $  5,141           $ 5,379
                                                               ========          ========           =======
Supplemental disclosure of cash flow information:
   Cash paid for interest ...........................          $  6,780          $  7,079           $13,283
   Cash paid for income taxes .......................          $  2,423          $  4,040           $   268


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

     HPFEL is a wholly-owned subsidiary of HPC. Prior to the recapitalization transaction described in Note 8, HPC and HPFEL (together as "the Company") were both directly or indirectly 80% owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc ("Pentland").


2.   Summary of Significant Accounting Principles

     Basis of Consolidation

     The accompanying financial statements include the accounts of HPC and its wholly-owned subsidiaries, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and Holmes Air (Canada) Corp. The accompanying financial statements also include the accounts of HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd. Prior to the recapitalization transaction described in Note 8, the financial statements combined the accounts of HPC and HPFEL on the basis of common ownership. All significant inter-company balances and transactions have been eliminated.

     Minority Interest

     Prior to May 1997, HPFEL owned 70% of Raider Motor Corp., which owns 100% of Dongguan Raider Motor Corp. Ltd. The minority stockholders' interests in the net income and net assets of Raider Motor Corp. and Dongguan Raider Motor Corp. Ltd. were presented separately in the accompanying financial statements.

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

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Translation of Foreign Currencies

     The functional currency for the Company's foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income, expense and cash flow items are translated at average exchange rates for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded in the accumulated other comprehensive income component of stockholders equity (deficit). For periods prior to 1998, translation gains and losses were immaterial and were included in net income. Accordingly, net income equaled comprehensive income for all periods prior to 1998. Gains and losses resulting from remeasurement of balances denominated in other than the local currency are not material and are included in other (income) expense, net.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Property and equipment

     Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using an accelerated method, except for mold costs, tooling and plant and machinery, which are depreciated using the straight-line method. Repairs and maintenance are expensed as incurred.

     Revenue Recognition

     Revenue is recognized upon shipment of goods from the Company's warehouses. Revenue for goods sent directly from HPFEL to a retail customer is recognized when the customer takes ownership of the goods. Estimates for returned goods and warranty costs are accrued at the time of shipment.

     Product Development

     Research, engineering and product development costs are expensed as incurred.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Statement of Cash Flows

     All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Such investments consist of a money market account.

     Advertising

     Advertising costs are expensed as incurred. In conjunction with transfers of inventory in 1998 and 1993, the Company received advertising credits totaling $2,352,000 and $980,000, respectively, to be used for the purchase of advertising media, merchandise or services, subject to certain limitations and cash co-payments. The credits expire in February 2003 and October 1999, respectively. The remaining balance of these credits approximated $218,000 at December 31, 1997 and $2,352,000 and $209,000 at
     December 31, 1998, respectively, which are reported as prepaid expenses and other current assets and deposits and other assets. Total advertising expenses in 1996, 1997, and 1998 were approximately $4,446,000, $5,968,000 and $6,564,000, respectively which are included in selling expenses in the accompanying statement of income.

     Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Joint Venture

     In October 1998, the Company signed an agreement with General Electric creating a limited liability company for a motor manufacturing, sales and distribution company. The limited liability company, GE Holmes Industries, is owned 49% by a subsidiary of Holmes Products Corp. The Joint Venture had no transactions during the year ended December 31, 1998.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at December 31, 1997 and 1998, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

     Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current period presentation.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.   Related Party Transactions

     Prior to the 1997 recapitalization described in Note 8, the Company had numerous business relationships with Pentland and Asco General Supplies (Far East) Ltd. ("Asco"), an affiliated entity. These arrangements were generally terminated in conjunction with the recapitalization of the Company, and all outstanding amounts were repaid.

     Asco provided the Company with letter of credit financing for their purchases from foreign manufacturers. The Company paid a commission to Asco for administrative services related to the processing of these trade acceptances. Total commissions approximated $1,984,000 and $1,834,000 in 1996 and 1997, respectively, which is included in cost of goods sold in the accompanying statement of income. This arrangement has been terminated in connection with the completion of the recapitalization transaction described in Note 8.

     HPC had a revolving credit facility agreement with Pentland Management Services Limited ("PMSL"), an affiliated company, whereby PMSL would provide short-term loans to HPC. The facility was increased several times between 1993 and 1997, reaching a peak of $38,000,000. Total borrowings under the agreement were limited to a defined borrowing base of eligible accounts receivable and inventory, and were secured by all assets of the Company. Individual loans under the agreement had maturities which ranged from one to six months, at HPC's option. Interest rates on individual loans were at the prime rate as of the inception date of the loan, and were fixed through the maturity of the loan. Interest was payable at the expiration of each loan, and totaled approximately $2,385,000 in 1996 and $2,410,000 in 1997. This agreement included certain financial covenants, as well as restrictions on the incurrence of additional debt. This facility was terminated in conjunction with the completion of the recapitalization transaction described in Note 8.

     Esteem Industries Ltd. had purchased certain raw materials from an entity owned by the brother of a former minority stockholder of Raider Motor Corp. and Dongguan Raider Motor Corp. Ltd. Such purchases totaled $181,000 in 1996 and are included in cost of goods sold in the accompanying statement of income. There were no such purchases in 1997 or 1998.

     HPC pays a sales commission to Jordan Kahn Co. Inc., owned principally by an officer and stockholder of the Company. Such commissions approximated $480,000, $367,000 and $368,000 in 1996, 1997 and 1998, respectively, which are included in selling expenses in the accompanying statement of income.

     Asco had advanced HPFEL monies for working capital purposes from time to time. All advances were repaid during 1997 in conjunction with the recapitalization of the Company. The interest rate on these advances was 8.5%. Interest expense incurred on amounts due from HPFEL to Asco was $531,000 in 1996 and $446,000 in 1997.

     The salaries and related benefits of certain employees of Dongguan Raider Motor Corp Ltd. were paid through Asco, which is reimbursed by Raider Motor Corp. for such costs. These costs amounted to $47,000 and $128,000 in 1996 and 1997, respectively.

     HPFEL also paid $78,000 in 1996 and $12,000 in 1997 to Asco for the use of certain shared computer facilities.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In addition, beginning in March 1995, HPFEL occupied facilities owned by the spouse of a director of HPFEL. Total rent expense paid on this property amounted to $452,000 and $475,000 in 1996 and 1997, respectively.

     Certain employees of Pentland and Asco have performed various management and administrative services for HPFEL, for which no amounts have been charged to HPFEL. Management has estimated such costs, which consist of allocations of salary and related benefits costs and travel expenses, to be insignificant in 1996 and 1997. Accordingly, no amounts have been recorded in the accompanying financial statements for such costs.

     As part of the recapitalization transactions described in Note 8, the Company entered into a consulting agreement with the new majority stockholder, to provide management, financial, advisory and strategic support and analysis. The agreement expires in November 2002, or earlier if the stockholder's ownership percentage declines to less than 40% or less than the percentage owned by management of the Company, taken as a group. Fees under this agreement are $400,000 per year and will increase to $500,000 per year as of February 5, 1999, related to the Rival Acquisition.


4.   Inventories

     Inventories are as follows:

                                                                    December 31,
                                                            ----------------------------
                                                                1997            1998
                                                            -----------      -----------
      Finished goods.....................................   $34,305,000      $34,620,000
      Raw materials......................................     8,844,000        7,930,000
      Work-in-process....................................    12,401,000       10,790,000
                                                            -----------      -----------
                                                            $55,550,000      $53,340,000
                                                            ===========      ===========

5.   Property and Equipment

     Property and equipment are as follows:

                                                                                       December 31,
                                                                            ----------------------------------
                                                   Depreciable lives            1997                   1998
                                                ---------------------       -----------            -----------
      Mold costs and tooling..............         1 1/2 - 5 years          $18,363,000            $15,241,000
      Plant and machinery.................            7 years                 9,805,000             11,283,000
      Leasehold improvements..............      life of lease-7 years         4,025,000              4,048,000
      Equipment and computer equipment....            5 years                 3,233,000              3,282,000
      Furniture and fixtures..............           5-7 years                2,310,000              2,347,000
      Motor vehicles......................            4 years                   323,000                412,000
                                                                            -----------            -----------
                                                                             38,059,000             36,613,000
      Less-accumulated depreciation and amortization                         18,452,000             20,861,000
                                                                            -----------            -----------
                                                                            $19,607,000            $15,752,000
                                                                            ===========            ===========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Property and equipment recorded under capital leases amounted to approximately $2,067,000 and $2,055,000 at December 31, 1997 and 1998,
     respectively. Total accumulated amortization related to these assets is approximately $411,000 and $582,000 at December 31, 1997 and 1998, respectively. Amortization expense for the period is included in depreciation and amortization in the accompanying statement of cash flows.

     As described in Note 2, approximately $650,000 has been recorded as a reduction of plant and machinery during 1997 in conjunction with the repurchase of the capital stock held by the former minority stockholders of Raider Motor Corp.


6.   Accrued Expenses

     Accrued expenses are as follows:

                                                        December 31,
                                               ------------------------------
                                                  1997                1998
                                               ----------         -----------
   Sales returns and allowances                $3,246,000         $ 3,540,000
   Payroll and bonuses                          1,122,000           1,606,000
   Interest payable                             1,026,000           1,576,000
   Advertising                                    825,000           1,210,000
   Other                                        3,606,000           4,360,000
                                               ----------         -----------
                                               $9,825,000         $12,292,000
                                               ==========         ===========

7.   Long-Term Debt

     Senior Subordinated Notes

     In connection with the recapitalization transactions described in Note 8, HPC issued $105,000,000 in senior subordinated notes, maturing on November 15, 2007 (the "Notes"). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

     The Notes are subordinated to the Company's other debt, including the Line of Credit (as defined below) and capital leases. The Notes are guaranteed by HPC's current and future domestic subsidiaries (see Note 17) on a full, unconditional and joint and several basis, but are otherwise unsecured.

     HPC can, at its option, redeem the Notes at any time after November 15, 2002, subject to a fixed schedule of redemption prices which declines from 104.9% to 100% of the face value. However, HPC may redeem up to $33 million of the Notes prior to this date at a price of 109.875% of face value upon issuance of equity securities. Additionally, upon certain sales of stock or assets or a change of control of HPC, HPC must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

     The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on HPC's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Line of Credit). The Notes and Line of Credit contain cross-default provisions.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company issued an additional $31.3 million of notes in February 1999 with the same terms as the previous notes in connection with the Rival Acquisition.

     Debt issuance costs of $9,086,000 associated with the Notes are being amortized over the 10 year life of the Notes.

     Line of Credit

     The Company entered into a $100,000,000 revolving line of credit with a bank (the "Line of Credit") as part of the recapitalization transactions described in Note 8. Of the total amount, up to $15,000,000 can be borrowed by HPFEL and its subsidiaries, and up to $20,000,000 can be used to secure letters of credit.

     Borrowings under the Line of Credit are due on January 2, 2003 and may remain outstanding until that time. Accordingly, such amounts are classified as non-current liabilities on the accompanying consolidated balance sheet. However, upon certain sales of stock or assets or the issuance of equity securities, the Company must repay a portion of the Line of Credit generally equal to the net cash proceeds received. Such repayment is not required if the proceeds of an equity offering are used to acquire other companies.

     Amounts outstanding under the Line of Credit bear interest at either a prime rate-based rate or a LIBOR-based rate, at the Company's option, plus a specified margin. The margin varies from none to 0.75% for prime-based loans and 1.25% to 2.25% for LIBOR-based loans, depending on a defined ratio of the Company's financial results (the "Leverage Ratio"). Borrowings outstanding at December 31, 1997, of which $1,002,000 is outstanding at HPFEL, bear interest at a weighted average rate of 7.98%. Borrowings outstanding at December 31, 1998 bear interest at a rate of 7.66%. Interest is payable no less frequently than quarterly in arrears.

     The Company must pay a quarterly commitment fee on the unused portion of the Line of Credit. The fee varies from 0.375% to 0.5% per annum, depending on the Leverage Ratio. The Company must also pay a quarterly fee on open letters of credit which varies from 0.75% to 2.5% of the face amount per annum, depending on the type of credit issued and the Leverage Ratio.

     Borrowings by HPC under the Line of Credit are secured by all assets of HPC and a pledge of all of the capital stock of domestic subsidiaries and 66% of the capital stock of foreign subsidiaries. Borrowings by HPFEL are secured by all assets of HPFEL and certain of its subsidiaries. The Line of Credit is also guaranteed by HPC's current and future domestic subsidiaries.

     The Line of Credit agreement contains certain restrictions and covenants, including limitations on the Company's ability to pay dividends, invest in certain types of securities, repurchase stock or incur additional debt. However, among other uses, the Company may issue debt which is subordinated to the Line of Credit, used to finance certain permitted acquisitions of other companies or used to repurchase shares of stock under the terms of the stockholders' agreement described in Note 8. The Company is also required to maintain certain financial ratios. The Notes and Line of Credit contain cross-default provisions.

     Issuance costs of $1,366,000 associated with the Line of Credit are being amortized over the 5-year life of the Line of Credit.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival Acquisition. The new Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $200.0 million, six-year revolving credit facility. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

8.   Stockholders' Equity

     Recapitalization

     On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock, $1 par value, to HPC in exchange for 2,750,741 shares of HPC's common stock, no par value, (ii) HPC issued 4,718,579 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs, (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) HPC redeemed 18,620,450 shares of HPC common stock held by Pentland for approximately $62.1 million. In connection with these transactions, HPC issued $105,000,000 of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27,500,000 under a new Line of Credit facility, both described in
     Note 7.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

     In connection with certain previous employment agreements, incremental compensation in the amount of $6,901,000 was paid at the time of closing in 1997, and the related agreements were terminated. These costs have been recorded in general and administrative expenses in the accompanying consolidated statement of income.

     Stock Option Plan

     In connection with the recapitalization transaction described above, HPC's Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, directors, and consultants of the Company's, except that incentive stock options may not be issued to consultants or non-employee directors. A total of 1,563,020 shares of HPC's common stock were reserved for issuance under the Plan. The exercise price and period over which options become exercisable will be determined by the Board of Directors. However, the exercise price of incentive stock options will be equal to at least 100% of the fair market value of HPC's common stock on the date of grant (110% for

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     individuals holding more than 10% of HPC's common stock). Options will expire no later than 10 years after date of grant (5 years for individuals holding more than 10% of HPC's common stock). The Plan will expire in November 2006.

     The following summarizes stock option activity for 1998:

                                                             Exercise
                                               Shares      Price Range
                                             ---------     -----------
    Outstanding as of December 31, 1997          -              -
    Granted during 1998                      1,474,152        $3.50
    Exercised during 1998                        -              -
    Forfeited during 1998                      (25,800)       $3.50
                                             ---------       ------
    Outstanding as of December 31, 1998      1,448,352        $3.50
                                             ---------       ------
    Number of shares exercisable
      As of December 31, 1998                   86,100        $3.50

    Total available for grant as of
      December 31, 1998                        114,668        $3.50

     Stock-based compensation

     The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's stock option plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). Had compensation cost been determined based on fair value at the grant dates for awards in 1998, consistent with the provisions of FAS 123, the Company's net income would have been reduced to a pro forma net income of $8.8 million.

     The fair value of options granted at date of grant was estimated using the Black-Sholes model with an assumed weighted average expected term of 7.30 years and a weighted average interest rate of 5.32%.

     The weighted average grant date fair value of options granted during 1998 was $1.17. All outstanding and exercisable options have an exercise price of $3.50. Options outstanding have a weighted average remaining contractual life of 8.9 years.

     Stock Split

     In April 1998, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 15,000 with no par value to 12.5 million with a $.001 par value. The change in par value did not affect any of the existing rights of shareholders and has been recorded as an adjustment to additional paid-in capital and common stock. In addition, the Company's Board of Directors approved a 21,159-for-1 stock split. Shares outstanding have been adjusted for all periods presented to reflect post-split amounts.

     Warrant

     In conjunction with the recapitalization transaction described above, HPC issued a warrant to Pentland to purchase 24 shares of common stock at an exercise price of $74,012 per share (pre stock split). This warrant is exercisable only upon the occurrence of one of the following by November 26, 1999: (a) an initial public offering of equity securities by HPC, provided that this offering includes or is followed within specified time periods by sales of shares offered by selling stockholders, (b) a sale of the Company, (c) a sale by the new majority stockholder and its affiliates of all or substantially all of their holdings of HPC's common stock or (d) a further recapitalization of the Company through the issuance of additional debt. The warrant expires on November 26, 1999. Management has determined that the value of the warrant is not material to the Company's consolidated financial statements.

     Stockholders' Agreement

     All of the holders of HPC's outstanding stock are subject to a stockholders' agreement. This agreement provides the Company with a right of first refusal on any proposed sales of stock to outside parties. Additionally, HPC has certain rights to purchase shares of Common Stock from employees upon their termination of employment.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.   Income Taxes

     Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance.

     Income tax expense (benefit) consists of the following:

                                    Year ended December 31,
                        ------------------------------------------------
                            1996               1997               1998
                        ----------         ----------         ----------
Current:
  Federal .....        $ 3,888,000         $1,514,000         $1,844,000
  State .......          1,176,000            534,000            366,000
  Foreign .....            397,000            863,000            753,000
                       -----------         ----------         ----------
  Total current          5,461,000          2,911,000          2,963,000
                       -----------         ----------         ----------

Deferred:
  Federal .....        $(1,943,000)        $ (547,000)        $ (609,000)
  State .......           (594,000)          (168,000)          (132,000)
  Foreign .....           (137,000)                --                 --
                       -----------         ----------         ----------
  Total current         (2,674,000)          (715,000)          (741,000)
                       -----------         ----------         ----------
                       $ 2,787,000         $2,196,000         $2,222,000
                       ===========         ==========         ==========

     Pre-tax income (loss) is summarized as follows:

                                  Year ended December 31,
                  ---------------------------------------------------
                     1996                 1997                 1998
                  ----------           ----------          ----------
Domestic          $5,842,000           $ (715,000)        $   988,000
Foreign            3,574,000            6,983,000          10,195,000
                  ----------           ----------         -----------
                  $9,416,000           $6,268,000         $11,183,000
                  ==========           ==========         ===========

     The two subsidiaries which are incorporated and based in the People's Republic of China have a two-year tax holiday on the basis that they expect to operate in China for ten or more years. The tax holiday provides for an exemption from income tax in the first two profit-making years and for a 50% reduction in the subsequent three years. The first profit-making year is defined as the year in which the foreign enterprise recognizes profit on a cumulative basis for the first time, after offsetting prior years' losses. Losses can be carried forward for a maximum of five years.

     Dongguan Raider Motor Corp. Ltd. was profitable in both 1994 and 1995 and as such is now subject to income tax in China. Dongguan Huixin Electrical Products Company, Ltd. had previously experienced losses but has become profitable on a cumulative basis in 1997, and is thus within the tax holiday. Net operating losses at December 31, 1996 were approximately $1,952,000, which were fully utilized during the year ended December 31, 1997.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     If not exempt, the statutory tax rate which applies to these companies in China is 24% (prior to the 50% reduction described above for the first three years after the exemption expires), as their operations are located in a region of China where tax incentives are applicable.

     The Bahamas registered companies (HPFEL and Raider Motor Corp.) are subject to tax in Hong Kong at 16.5% only to the extent that their income is deemed to be onshore Hong Kong.

     The Company's effective tax rate varies from the statutory U.S. federal tax rate as a result of the following:

                                                         Year ended December 31,
                                                   ------------------------------------
                                                   1996            1997            1998
                                                   ----            ----            ----
Statutory U.S. federal tax rate................    35.0%           35.0%           35.0%
State taxes, net of federal tax benefit........     4.0              .5             1.4
Foreign earnings taxed at different rates......    (9.4)          (17.6)          (17.1)
Valuation allowance on deferred tax assets.....     (.6)           15.6               -
Non-deductible expenses .......................      .3              .5              .3
Other .........................................      .3             1.0              .3
                                                   ----            ----            ----
Effective tax rate ............................    29.6%           35.0%           19.9%
                                                   ====            ====            ====


     Deferred tax assets and deferred tax liabilities are comprised of the following at December 31, 1997 and 1998:

                                                           December 31,
                                                  ----------------------------
                                                      1997             1998
                                                  -----------       ----------
Deferred tax assets:
Accrued expenses ........................         $ 1,932,000       $2,632,000
Inventory ...............................           2,053,000        2,144,000
Interest limitation carryforward.........           1,447,000        1,367,000
Accounts receivable .....................             182,000          287,000
Property and equipment ..................             638,000          483,000
                                                  -----------       ----------
  Gross deferred tax assets .............           6,252,000        6,913,000
Deferred tax asset valuation allowance ..          (1,447,000)      (1,367,000)
                                                  -----------       ----------
  Net deferred tax assets ...............         $ 4,805,000       $5,546,000
                                                  ===========       ==========


     The deductibility of interest paid to or guaranteed by Pentland and its affiliates while HPC was a majority-owned subsidiary of Pentland was subject to certain limitations under the U.S. Internal Revenue Code. Primarily as a result of the compensation recorded in conjunction with the recapitalization transaction described in Note 8, approximately $3,600,000 of interest expense incurred by HPC during the year ended December 31, 1997 was not deductible for income tax purposes. Such amounts can be carried forward indefinitely. However, due to the impact of the Company's current

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     debt structure on future operating results and the Internal Revenue Code limitations, management has provided a valuation allowance of $1,367,000 against the deferred tax asset arising from this carryforward. The utilization of this carryforward may be further limited as a result of the change in ownership that occurred as part of the recapitalization of the Company, although this limitation will primarily impact only the timing of any possible utilization. If the Company is able to utilize this deduction, it will reduce income tax expense in future years.

     In general, no provision has been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, as it is management's intention that these earnings will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on such earnings. Total undistributed earnings of foreign subsidiaries as of December 31, 1998 are approximately $ 24,137,000.

10.  Leases

     In addition to leasing property and equipment under various capital leases (Note 5), the Company has various noncancellable operating leases for facilities, vehicles and office equipment which expire at various dates through 2005. Certain of these leases contain options for renewal or purchase of the underlying asset. Rent expense was approximately $3,064,000 in 1996, $3,099,000 in 1997 and $3,916,000 in 1998.

     At December 31, 1998, future minimum rental payments under noncancellable lease arrangements are as follows:

                                                  Operating           Capital
                                                    leases             leases
                                                 -----------         ---------
      1999                                       $ 3,264,000         $639,000
      2000                                         2,302,000          143,000
      2001                                         1,816,000                -
      2002                                         1,675,000                -
      2003 and thereafter                          4,703,000                -
                                                 -----------         --------
                                                 $13,760,000         $782,000
                                                 ===========
      Less: amount representing interest                               39,000
                                                                     --------
      Present value of obligations under
        capital leases                                               $743,000
                                                                     ========
      Comprised of:
        Current portion                                              $604,000
        Non-current portion                                           139,000
                                                                     --------
                                                                     $743,000
                                                                     ========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  Employee Benefit Plan

     HPC provides its employees with a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan and contribute up to 15% of their compensation, which is then invested in one or more investment funds. HPC matches up to 3% of an employee's contribution.

     HPFEL provides its Hong Kong based employees with a defined contribution retirement plan. All Hong Kong based employees of HPFEL and Esteem Industries Ltd. may contribute 5% of their compensation, with the Company contributing an additional 5% to 7 1/2% of an employee's compensation.

     The Company's contributions to these plans approximated $223,000, $277,000 and $308,000 in 1996, 1997 and 1998, respectively.

12.  Business and Credit Concentrations and Business Segments

Business and Credit Concentrations

HPC sells its products to retailers throughout the United States, Canada and Europe. Three customers accounted for approximately 18%, 12% and 10%, respectively of total sales for 1996. These same three customers accounted for approximately 17%, 11% and 11%, respectively, of total sales in 1997. These same three customers accounted for approximately 22%, 14% and 12%, respectively, of total sales in 1998. Accounts receivable due from the single largest customers amounted to 13% and 27% of total accounts receivable at December 31, 1997 and 1998, respectively. HPC has also entered into an agreement with an insurance company to purchase HPC's receivables from certain pre-determined customers, up to specified limits, if the customer defaults on payment. In exchange, HPC pays a monthly fee.

Certain of HPC's retail customers have filed for bankruptcy protection during 1997 and 1998. Management monitors and evaluates the credit status of its customers, and adjusts sales terms as appropriate. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. Management does not believe that the Company is subject to any other unusual risks beyond the normal credit risk attendant to operating their business.

Business Segments

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), during 1998. SFAS 131 established standards for reporting information about business segments in annual financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Business segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The business segments are managed separately because each segment represents a strategic business unit whose main business is entirely different. The adoption of SFAS 131 did not affect the Company's results of operations or financial position.

The Company manages its operations through two business segments:

o Manufacturing. This business segment is the manufacturing part of the Company. The manufacturing is performed primarily at HPFEL.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

o Distribution. This segment sells the Company's products throughout the United States, Canada and Europe. All of the Company's products share common distribution attributes.

As the Rival Acquisition is integrated, HPC intends to re-evaluate its characterization of its business segments, and may determine in future periods to expand or revise its segment presentation. The following table summarizes the segment information for the fiscal years ended December 31 for the years shown (in thousands USD's):

                                              Manufacturing   Distribution  Eliminations   Consolidated
                                              -------------   ------------  ------------   ------------
Net sales to customers            1998          $   5,070      $ 209,409      $      -      $   214,479

                                  1997              2,428        189,725             -          192,153
                                  1996              1,202        193,129             -          194,331
                                  _____________________________________________________________________
Intersegment net sales            1998            106,241              -      (106,241)               -

                                  1997             83,626              -       (83,626)               -
                                  1996             85,918              -       (85,918)               -
                                  _____________________________________________________________________
Depreciation and amortization     1998              4,571          2,777          (100)           7,248

                                  1997              2,077          5,526          (130)           7,473
                                  1996              2,196          4,793          (122)           6,867
                                  _____________________________________________________________________
Net interest expense (income)     1998               (890)        14,741           (18)          13,833

                                  1997                579          6,517             -            7,096
                                  1996                839          5,652             -            6,491
                                  _____________________________________________________________________
Other operating costs             1998             97,261        192,342      (105,166)         184,437

                                  1997             76,616        179,564       (82,443)         173,737
                                  1996             80,523        179,448       (85,219)         174,752
                                  _____________________________________________________________________
Segment income (loss)             1998             10,369           (451)         (957)           8,961

                                  1997              6,782         (1,882)       (1,053)           3,847
                                  1996              3,562          3,236          (577)           6,221
                                  _____________________________________________________________________
Segment assets                    1998             41,734        108,239       (18,616)         131,357

                                  1997             32,621        119,036       (16,492)         135,165
                                  1996             33,980        101,403        (7,097)         128,286
                                  _____________________________________________________________________
Segment capital expenditures      1998              1,963          2,786             -            4,749

                                  1997              1,304          4,511             -            5,815
                                  1996              4,166          4,428             -            8,594


The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. The results are disaggregated using a management approach, which is consistent with the manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operational decisions.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other operating costs include: cost of sales, selling, general and administrative expenses, product development expenses, other (income) expense, net and income taxes.

The following information is summarized by geographic area:

                                                                                           Consolidated
                                            United States     Far East         Canada          Total
                                            -------------     --------         ------          -----
Net sales:
   Year ended December 31, 1996.......      $189,943,000     $1,202,000     $3,186,000     $194,331,000
   Year ended December 31, 1997.......       184,626,000      2,428,000      5,099,000      192,153,000
   Year ended December 31, 1998.......       203,940,000      5,070,000      5,469,000      214,479,000

Identifiable assets:
   December 31, 1997..................        88,519,000     32,621,000      3,966,000      125,106,000
   December 31, 1998..................        83,384,000     33,980,000      4,821,000      122,185,000
      Corporate assets at
       December 31, 1998..............                                                        9,172,000
                                                                                           ------------
       Total assets at
        December 31, 1998.............                                                     $131,357,000

Net sales are grouped based on the geographic origin of the transaction. Net sales in the United States include direct export sales to Europe.

The Company's manufacturing entities in the Far East sell completed products to HPC in the United States at intercompany transfer prices which reflect management's estimate of amounts which would be charged by an unrelated third party. These sales are eliminated in consolidation. The remaining Far East sales are to unrelated third parties.

Corporate assets at December 31, 1998 represent debt issuance costs associated with the Company's senior subordinated notes and line of credit facility. As these borrowings support operations on a worldwide basis, these deferred costs have been excluded from the individual geographic areas. All of the Company's other assets are used in the operations of individual entities in the different geographic areas. Corporate assets at December 31, 1997 were $10,059,000.


13.  Commitments and Contingencies

     HPC is a party to several agreements to license certain technologies and products. These license agreements generally provide for royalties based on sales of the related products by HPC. Such royalties have not been material to date.

     In January 1998, HPC entered into an exclusive license and supply agreement for certain chemical additives. The agreement provides for a minimum annual royalty payment by HPC of

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     $240,000 that commenced in September 1998. HPC has an annual minimum purchase obligation under this agreement of $100,000 in 1998 and $110,000 in 1999.

     The Company is involved in litigation and is the subject of claims arising in the normal course of its business. HPFEL has a contingent liability related to potential withholding taxes (and the surcharges thereon) on rent paid to the spouse of one of the directors (see Note 3). Although the individual has accepted responsibility for the payment of these taxes, the Company would be accountable for these tax payments in the event that the individual did not fulfill this obligation. These withholdings and surcharges amounted to $724,000 at December 31, 1997 and 1998. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

     The Company has entered into employment agreements with several executives, which expire on December 31, 2000, renewable for annual periods by mutual consent. These agreements provide that if employment is terminated without cause, the employees will receive severance payments of their respective salaries for the longer of 12 months or the remainder of the term, in the case of the Company's president, or for 12 months, in the case of the other executives.

     Beginning July 1, 1997, Hong Kong has been governed by the People's Republic of China. Management does not believe that this event will materially affect the Company's financial position or results of operations and cash flows.

14.  Distribution of Profit

     Amounts that can be distributed by HPFEL's subsidiaries in China are based on the financial regulations of China, which differ from accounting principles generally accepted in the United States. In particular, HPFEL's two Chinese incorporated subsidiaries, Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd., are deemed to be wholly owned foreign enterprises and, as such, Chinese laws and regulations require these companies to transfer to separate reserves a certain portion of after-tax profit each year for specific purposes. These purposes include enterprise expansion, repair and maintenance of fixed assets and staff welfare. These reserves are deemed to be non-deductible to the parent company.

     The amount transferred to the reserve fund must be at least 10% of the after-tax profit each year, determined in accordance with the financial regulations of China, up to a cumulative maximum of 50% of the entity's registered capital stock. Transfers to the staff welfare fund can be determined by management. Management has decided that no transfers are to be made to the employee staff welfare fund in 1998.

     Consistent with standard practice in China, Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd. account for their staff welfare commitments on a monthly basis and the amounts involved are charged directly to the profit and loss account. Such expenses were not material in 1996, 1997 and 1998.

     The retained earnings (accumulated losses) of these companies, including earnings attributable to the former minority stockholders, on the basis of accounting principles generally accepted in the United States, are as follows:

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                         1997           1998
                                                                      ----------     ----------
     Dongguan Raider Motor Corp. Ltd..........................        $6,394,000     $8,860,000
     Dongguan Huixin Electrical Products Company, Ltd. .......           554,000      1,997,000

     The currency of China, the reminbi, is not freely convertible and the ability of these subsidiaries to remit retained earnings to the parent company is dependent on their ability to generate foreign currency denominated earnings or to obtain government approval for the purchase of foreign currency.


15.  Financial Instruments

     The company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

     Fair values for cash and cash equivalents, accounts receivable, other receivables, income taxes receivable, accounts payable, accrued expenses, accrued income taxes and capital lease obligations approximate their carrying values at December 31, 1997 and 1998, due to their relatively short maturity. The fair values of the Company's Notes and Line of Credit approximate their carrying values at December 31, 1998 because the interest rates on these borrowings approximate current market rates.

16.  Subsequent Events

     On February 5, 1999, HPC and a wholly owned subsidiary completed a cash tender offer and a contemporaneous second-step merger for all outstanding shares of Common Stock of The Rival Company ("Rival") at a price of $13.75 per share. All of Rival's outstanding shares were tendered and accepted for purchase or acquired in the merger at a total cash purchase price of approximately $129.4 million (including payments to optionees). The Company also refinanced approximately $141.5 million of Rival's debt. Rival is now held as a wholly owned subsidiary of HPC. The Company also issued an additional $31.3 million of notes and amended and restated its existing credit facility in February, 1999 in connection with the Rival
     Acquisition. See Note 7 for additional information.

     This acquisition will be accounted for as a purchase, and therefore the results of Rival will be included in the Company's Consolidated Financial Statements as of and for the period beginning February 5, 1999.

     Rival is a leading designer, manufacturer and marketer of a variety of products including small kitchen and personal care appliances such as Crock-Pot(R) slow cookers, can openers and massagers; products for the home environment including space heaters, air purifiers, showerheads, utility pumps, humidifiers and fans; and building supply and industrial products such as household ventilation, door chimes, ceiling fans and industrial fans.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17.  Condensed Consolidating Information

     The senior subordinated notes described in Note 7 were issued by HPC and are guaranteed by HPC's domestic subsidiaries, which consisted of Holmes Manufacturing Corp. ("Manufacturing"), Holmes Air (Taiwan) Corp. ("Taiwan") and Holmes Motor Corp. ("Motor") as of December 31, 1998, but are not guaranteed by HPC's other direct subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"). The guarantor subsidiaries are wholly-owned by HPC, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) HPC, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Manufacturing, Taiwan, and Motor, the guarantor subsidiaries, and (iii) HPFEL and Canada, the non-guarantor subsidiaries. There were no transactions between Manufacturing, Taiwan and Motor, or between HPFEL and Canada, during any of the periods presented. Separate financial statements of Manufacturing, Taiwan and Motor are not presented herein as management does not believe that such statements would be material to investors. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. Motor was formed in October, 1998 and engaged in no activities during 1998. As further described in Note 14, certain of HPFEL's subsidiaries in China have restrictions on distributions to the parent company. Following the Rival Acquisition on February 5, 1999, the senior subordinated notes are now guaranteed by Rival and by Rival's domestic subsidiaries.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1997 (IN THOUSANDS)

                                                                   Guarantor   Non-Guarantor
                                                     Parent       Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                    ---------     ------------ -------------   ------------   ------------
Assets
Current assets:
  Cash and cash equivalents ..................      $   3,741        $    --       $  1,400             --      $   5,141
  Accounts receivable, net ...................         36,775             --          1,327             --         38,102
  Inventories ................................         47,592             --         11,433      $  (3,475)        55,550
  Prepaid expenses and other
   current assets ...........................             813             --            303             --          1,116
  Deferred income taxes ......................          4,167             --             --             --          4,167
  Income taxes receivable ....................            104             --             --             --            104
  Due from affiliates ........................          5,426             89         10,605        (16,120)            --
                                                    ---------        -------       --------      ---------      ---------
    Total current assets .....................         98,618             89         25,068        (19,595)       104,180
                                                    ---------        -------       --------      ---------      ---------

Property and equipment,net ...................          8,607             --         11,093            (93)        19,607
Deferred income taxes ........................            638             --             --             --            638
Deposits and other assets ....................         10,313              1            426             --         10,740
Investments in consolidated subsidiaries .....         10,178             --             --        (10,178)            --
                                                    ---------        -------       --------      ---------      ---------
                                                    $ 128,354        $    90       $ 36,587      $ (29,866)     $ 135,165
                                                    =========        =======       ========      =========      =========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of capital lease obligations
   and other debt ............................      $      --        $    --       $  1,103             --      $   1,103
  Accounts payable ...........................          3,253             --         10,457             --         13,710
  Accrued expenses ...........................          6,898             --          2,927             --          9,825
  Accrued income taxes .......................             --             --          1,298      $     (74)         1,224
  Due to affiliates ..........................         10,694             --          5,426        (16,120)            --
                                                    ---------        -------       --------      ---------      ---------
    Total current liabilities ................         20,845             --         21,211        (16,194)        25,862
                                                    ---------        -------       --------      ---------      ---------

Capital lease obligations ....................             --             --            792             --            792
                                                    ---------        -------       --------      ---------      ---------
Line of credit ...............................         27,500             --          1,002             --         28,502
                                                    ---------        -------       --------      ---------      ---------
Long-term debt ...............................        105,000             --             --             --        105,000
                                                    ---------        -------       --------      ---------      ---------
Stockholders' equity (deficit):
  Common stock, $.001 par value ..............             10              1             --             (1)            10
  Common stock, $1 par value .................             --             --            100           (100)            --
  Additional paid in capital .................         16,304             --             --             --         16,304
  Treasury stock .............................        (62,058)            --             --             --        (62,058)
  Retained earnings ..........................         20,753             89         13,482        (13,571)        20,753
                                                    ---------        -------       --------      ---------      ---------
    Total stockholders' equity (deficit) .....        (24,991)            90         13,582        (13,672)       (24,991)
                                                    ---------        -------       --------      ---------      ---------
                                                    $ 128,354        $    90       $ 36,587      $ (29,866)     $ 135,165
                                                    =========        =======       ========      =========      =========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1998 (IN THOUSANDS)

                                                                   Guarantor   Non-Guarantor
                                                      Parent      Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                    ---------     ------------ -------------   ------------    ------------
Assets
Current assets:
  Cash and cash equivalents ..................      $   1,545        $    --       $  3,834             --       $   5,379
  Accounts receivable, net ...................         35,558             --          1,409             --          36,967
  Inventories ................................         44,748             --         13,142      $  (4,550)         53,340
  Prepaid expenses and other current assets ..            869             --          1,158             --           2,027
  Deferred income taxes ......................          4,983             --             --             --           4,983
  Income taxes receivable ....................             --             --             --             --              --
  Due from affiliates ........................            (89)            89         14,066        (14,066)             --
                                                    ---------        -------       --------      ---------       ---------
    Total current assets .....................         87,614             89         33,609        (18,616)        102,696
                                                    ---------        -------       --------      ---------       ---------

Property and equipment,net ...................          3,132             --         12,520            100          15,752
Deferred income taxes ........................            563             --             --             --             563
Deposits and other assets ....................         12,020              1            425           (100)         12,346
Investments in consolidated subsidiaries .....         19,677             --             --        (19,677)             --
                                                    ---------        -------       --------      ---------       ---------

                                                    $ 123,006        $    90       $ 46,554      $ (38,293)      $ 131,357
                                                    =========        =======       ========      =========       =========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of capital lease obligations
   and other debt ............................      $      --        $    --       $    604             --       $     604
  Accounts payable ...........................          2,400             --         12,604             --          15,004
  Accrued expenses ...........................          8,960             --          3,332             --          12,292
  Accrued income taxes .......................          1,922             --          1,785             --           3,707
  Due to affiliates ..........................         10,113             --          3,953      $ (14,066)             --
                                                    ---------        -------       --------      ---------       ---------
    Total current liabilities ................         23,395             --         22,278        (14,066)         31,607
                                                    ---------        -------       --------      ---------       ---------

Capital lease obligations ....................             --             --            139             --             139
                                                    ---------        -------       --------      ---------       ---------
Line of credit ...............................         10,000             --             --             --          10,000
                                                    ---------        -------       --------      ---------       ---------
Long-term debt ...............................        105,000             --             --             --         105,000
                                                    ---------        -------       --------      ---------       ---------
Stockholders' equity (deficit):
  Common stock, $.001 par value ..............             10              1             --             (1)             10
  Common stock, $1 par value .................             --             --            100           (100)             --
  Additional paid in capital .................         16,985             --             --             --          16,985
  Accumulated other comprehensive income .....            (40)            --             --             --             (40)
  Treasury stock .............................        (62,058)            --             --             --         (62,058)
  Retained earnings ..........................         29,714             89         24,037        (24,126)         29,714
                                                    ---------        -------       --------      ---------       ---------
    Total stockholders' equity (deficit) .....        (15,389)            90         24,137        (24,227)        (15,389)
                                                    ---------        -------       --------      ---------       ---------
                                                    $ 123,006        $    90       $ 46,554      $ (38,293)      $ 131,357
                                                    =========        =======       ========      =========       =========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                         CONSOLIDATING INCOME STATEMENT
                   YEAR ENDED DECEMBER 31, 1996 (IN THOUSANDS)

                                                                  Guarantor    Non-Guarantor
                                                     Parent      Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                    --------     ------------  -------------    ------------     ------------
Net sales ...................................       $182,992        $6,951        $ 90,306        $(85,918)        $ 194,331
Cost of goods sold ..........................        146,648         6,864          77,778         (85,375)          145,915
                                                    --------        ------        --------        --------         ---------
  Gross profit ..............................         36,344            87          12,528            (543)           48,416
                                                    --------        ------        --------        --------         ---------
Operating expenses:
  Selling ...................................         12,735            --             490              --            13,225
  General and administrative ................          6,733            72           7,278              --            14,083
  Product development .......................          5,454            --              66              --             5,520
                                                    --------        ------        --------        --------         ---------
    Total operating expenses ................         24,922            72           7,834              --            32,828
                                                    --------        ------        --------        --------         ---------
    Operating profit ........................         11,422            15           4,694            (543)           15,588
                                                    --------        ------        --------        --------         ---------
Other income and expense:
  Other (income) expense, net ...............             --            --            (353)             34              (319)
  Interest expense, net .....................          5,595            --             896              --             6,491
                                                    --------        ------        --------        --------         ---------
    Total other income (expense) ............          5,595            --             543              34             6,172
                                                    --------        ------        --------        --------         ---------
Income (loss) before income taxes, equity in
  income of consolidated subsidiaries
  and minority interest .....................          5,827            15           4,151            (577)            9,416
Income tax expense (benefit) ................          2,497            --             290              --             2,787
                                                    --------        ------        --------        --------         ---------

Income before equity in income of
  consolidated subsidiaries and
  minority interest .........................          3,330            15           3,861            (577)            6,629
Equity in income of consolidated subsidiaries          2,891            --              --          (2,891)               --
                                                    --------        ------        --------        --------         ---------
Income (loss) before minority interest ......          6,221            15           3,861          (3,468)            6,629
Minority interest in net income of majority
  owned subsidiaries ........................             --            --             408              --               408
                                                    --------        ------        --------        --------         ---------
Net income (loss) ...........................       $  6,221        $   15        $  3,453        $ (3,468)        $   6,221
                                                    ========        ======        ========        ========         =========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                         CONSOLIDATING INCOME STATEMENT
                   YEAR ENDED DECEMBER 31, 1997 (IN THOUSANDS)

                                                                  Guarantor  Non-Guarantor
                                                    Parent      Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                                  ---------     ------------ -------------   ------------    ------------
Net sales ...................................     $ 183,386       $ 1,240        $91,153       $(83,626)       $192,153
Cost of goods sold ..........................       143,584         1,244         74,425        (82,513)        136,740
                                                  ---------       -------        -------       --------        --------
  Gross profit ..............................        39,802            (4)        16,728         (1,113)         55,413
                                                  ---------       -------        -------       --------        --------
Operating expenses:
  Selling ...................................        15,317            --            330             --          15,647
  General and administrative ................        13,401            15          7,467             --          20,883
  Product development .......................         5,348            --            115             --           5,463
                                                  ---------       -------        -------       --------        --------
    Total operating expenses ................        34,066            15          7,912             --          41,993
                                                  ---------       -------        -------       --------        --------
    Operating profit (loss) .................         5,736           (19)         8,816         (1,113)         13,420
                                                  ---------       -------        -------       --------        --------
Other income and expense:
  Other (income) expense, net ...............            --            --             42             14              56
  Interest expense, net .....................         6,432            --            664             --           7,096
                                                  ---------       -------        -------       --------        --------

    Total other income (expense) ............         6,432            --            706             14           7,152
                                                  ---------       -------        -------       --------        --------

Income (loss) before income taxes and equity
   in income of consolidated subsidiaries ...          (696)          (19)         8,110         (1,127)          6,268
Income tax expense (benefit) ................         1,330            --            940            (74)          2,196
                                                  ---------       -------        -------       --------        --------
Income (loss) before equity in income of
   consolidated subsidiaries ................        (2,026)          (19)         7,170         (1,053)          4,072
Equity in income of consolidated subsidiaries         5,873            --             --         (5,873)             --
                                                  ---------       -------        -------       --------        --------
Income (loss) before minority interest ......         3,847           (19)         7,170         (6,926)          4,072
Minority interest in net income of majority
  owned subsidiaries ........................            --            --            225             --             225
                                                  ---------       -------        -------       --------        --------
Net income (loss) ...........................     $   3,847       $   (19)       $ 6,945       $ (6,926)       $  3,847
                                                  =========       =======        =======       ========        ========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                         CONSOLIDATING INCOME STATEMENT
                   YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

                                                                  Guarantor       Non-Guarantor
                                                     Parent      Subsidiaries      Subsidiaries       Eliminations      Consolidated
                                                   ---------     ------------     -------------       ------------      ------------
Net sales ...................................      $ 203,940       $      --         $116,780           $(106,241)        $ 214,479
Cost of goods sold ..........................        154,736              --           97,039            (105,266)          146,509
                                                   ---------       ---------         --------           ---------         ---------
  Gross profit (loss) .......................         49,204              --           19,741                (975)           67,970
                                                   ---------       ---------         --------           ---------         ---------
Operating expenses:
  Selling ...................................         19,740              --              716                  --            20,456
  General and administrative ................          8,328              --            8,311                  --            16,639
  Product development .......................          6,213              --               82                  --             6,295
                                                   ---------       ---------         --------           ---------         ---------
    Total operating expenses ................         34,281              --            9,109                  --            43,390
                                                   ---------       ---------         --------           ---------         ---------
    Operating profit (loss) .................         14,923              --           10,632                (975)           24,580
                                                   ---------       ---------         --------           ---------         ---------
Other income and expense:
  Other (income) expense, net ...............           (216)             --             (220)                 --              (436)
  Interest and other expense, net ...........         14,337              --             (486)                (18)           13,833
                                                   ---------       ---------         --------           ---------         ---------
    Total other (income) expense ............         14,121              --             (706)                (18)           13,397
                                                   ---------       ---------         --------           ---------         ---------

Income (loss) before income taxes and equity
  in income of consolidated subsidiaries
  and minority interest .....................            802              --           11,338                (957)           11,183
Income tax expense ..........................          1,439              --              783                  --             2,222
                                                   ---------       ---------         --------           ---------         ---------
Income (loss) before equity in income of
  consolidated subsidiaries and minority
  interest ..................................           (637)             --           10,555                (957)            8,961
Equity in income of consolidated subsidiaries          9,598              --               --              (9,598)               --
                                                   ---------       ---------         --------           ---------         ---------
Income (loss) before minority interest ......          8,961              --           10,555             (10,555)            8,961
Minority interest in net income of majority
  owned subsidiaries ........................             --              --               --                  --                --
                                                   ---------       ---------         --------           ---------         ---------
Net income (loss) ...........................      $   8,961       $      --         $ 10,555           $ (10,555)        $   8,961
                                                   =========       =========         ========           =========         =========

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                               Guarantor        Non-Guarantor
                                                               Parent         Subsidiaries       Subsidiaries       Consolidated
                                                              --------        ------------      -------------       ------------
                                                                                  (dollars in thousands)
Year Ended December 31, 1996
Net cash provided by (used for) operating activities ...      $ (1,578)          $    386           $  3,994           $  2,802
                                                              --------           --------           --------           --------
Cash flows from investing activities:
  Purchases of property and equipment ..................        (4,417)                --             (4,177)            (8,594)
                                                              --------           --------           --------           --------

Cash flows from financing activities:
  Net borrowings from affiliate ........................         7,000                 --                 --              7,000
  Principal payments on capital lease obligations ......            --                 --               (114)              (114)
  Other net activity with Parent .......................           181               (386)               205                 --
                                                              --------           --------           --------           --------
    Net cash provided by (used for) financing activities         7,181               (386)                91              6,886
                                                              --------           --------           --------           --------

Net increase in cash and cash equivalents ..............         1,186                 --                (92)             1,094
Cash and cash equivalents, beginning of period .........            98                 --              3,270              3,368
                                                              --------           --------           --------           --------
Cash and cash equivalents, end of period ...............      $  1,284           $     --           $  3,178           $  4,462
                                                              ========           ========           ========           ========
Year Ended December 31, 1997
Net cash provided by (used for) operating activities ...      $(45,543)          $    459           $ (1,289)          $(46,373)
                                                              --------           --------           --------           --------

Cash flows from investing activities:
  Purchases of property and equipment ..................        (4,509)                --             (1,306)            (5,815)
  Purchase of minority interest ........................            --                 --               (451)              (451)
                                                              --------           --------           --------           --------
    Net cash used for investing activities .............        (4,509)                --             (1,757)            (6,266)
                                                              --------           --------           --------           --------

Cash flows from financing activities:
  Borrowings of long-term debt .........................        96,209                 --                 --             96,209
  Net borrowing of line of credit ......................        26,134                 --              1,002             27,136
  Net repayments to affiliate ..........................       (23,000)                --                 --            (23,000)
  Principal payments on capital lease obligations ......            --                 --               (481)              (481)
  Issuance of common stock .............................        15,512                 --                 --             15,512
  Purchase of treasury stock ...........................       (62,058)                --                 --            (62,058)
  Other net activity with Parent .......................          (288)              (459)               747                 --
                                                              --------           --------           --------           --------
    Net cash provided by (used for) financing activities        52,509               (459)             1,268             53,318
                                                              --------           --------           --------           --------
Net increase in cash and cash equivalents ..............         2,457                 --             (1,778)               679
Cash and cash equivalents, begining of period ..........         1,284                 --              3,178              4,462
                                                              --------           --------           --------           --------
Cash and cash equivalents, end of period ...............      $  3,741           $     --           $  1,400           $  5,141
                                                              ========           ========           ========           ========
Year Ended December 31, 1998
Net cash provided by operating activities ..............      $ 18,454           $     --           $  5,801           $ 24,255
                                                              --------           --------           --------           --------
Cash flows from investing activities:
  Purchases of property and equipment ..................        (2,784)                --             (1,965)            (4,749)
  Purchase of minority interest ........................            --                 --               (451)              (451)
                                                              --------           --------           --------           --------
    Net cash used for investing activities..............        (2,784)                --             (2,416)            (5,200)
                                                              --------           --------           --------           --------
Cash flows from financing activities:
  Debt issuance costs ..................................          (295)                --                 --               (295)
  Net borrowing of line of credit ......................       (17,500)                --             (1,002)           (18,502)
  Principal payments on capital lease obligations ......            --                 --               (701)              (701)
  Issuance of common stock .............................           681                 --                 --                681
  Other net activity with Parent .......................          (752)                --                752                 --
                                                              --------           --------           --------           --------
    Net cash used for financing activities .............       (17,866)                --               (951)           (18,817)
                                                              --------           --------           --------           --------
Net increase in cash and cash equivalents ..............        (2,196)                --              2,434                238
Cash and cash equivalents, beginning of period .........         3,741                 --              1,400              5,141
                                                              --------           --------           --------           --------
Cash and cash equivalents, end of period ...............      $  1,545           $     --           $  3,834           $  5,379
                                                              ========           ========           ========           ========

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the persons who are directors and executive officers of the Company. The Company's directors are elected annually by the stockholders. Pursuant to the terms of a Stockholders' Agreement entered into in connection with the Transactions, the Company's stockholders have agreed to vote in favor of the election of the persons named as directors below.

      Name                   Age          Position
      ----                   ---          --------
      Jordan A. Kahn          56          President, Chief Executive Officer and Director
      Stanley Rosenzweig      34          Chief Operating Officer and Director
      Gregory F. White        34          Executive Vice President, Sales and Marketing
                                          and Director
      Ira B. Morgenstern      45          Senior Vice President - Finance
      Fred Adair              48          Senior Vice President, Human Resources
                                          and Organizational Performance
      (Tommy) Woon Fai Liu    46          Managing Director of Holmes' Far East operations
      David Dusseault         44          Chief Financial Officer
      Richard K. Lubin        52          Director
      Randy Peeler            34          Director
      Thomas K. Manning       57          Director

Jordan A. Kahn, founder of the Company, has served as President and Chief Executive Officer and a director since its organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer's representative representing small electric personal appliance manufacturers, including the Company, to retailers across the Northeast.

Stanley Rosenzweig has served the Company since 1991, initially as Vice President - Operations, and since 1993 as Chief Operating Officer and a director. From 1987 to 1988, Mr. Rosenzweig served as a management consultant with Bain & Company, and from 1988 to 1989 as a sales manager with Jolson Corporation, a Canadian appliance company.

Gregory F. White has served as Executive Vice President, Sales and Marketing since 1995, and from 1993 to 1995 as Vice President Marketing. He became a director of the Company in 1997. Mr. White served as Account Supervisor at Ammirati & Puris, an advertising agency, from 1992 to 1993 and as Account Manager at the advertising agency D'Arcy, Masius, Benton & Bowles from 1991 to 1992.

Ira B. Morgenstern joined the Company as Senior Vice President Finance in August, 1998 from Diageo, PLC, a combination of the food and beverage businesses of Grand Metropolitan PLC and Guinness PLC, where he spent over six years in a number of financial management positions in the U.S. and London, including Vice President of Strategic Marketing Finance in the U.S. drinks division. Prior to Diageo, Mr. Morgenstern served as Vice President of Ditri Associates, Inc., a leveraged acquisition firm, consultant for Touche Ross, and internal auditor with Atlantic Richfield.

Fred Adair joined Holmes as Senior Vice President, Human Resources and Organizational Performance in May, 1998 following a 17-year career at Mercer Management Consulting. Mr. Adair was Vice President and Partner in charge of Mercer's reengineering and organization change practice from 1992 to 1996, and built a significant practice focused on the organizational performance challenges of growth companies.

(Tommy) Woon Fai Liu became Managing Director of the Company's Far East operations upon the closing of the 1997 Transactions. From 1993 to 1997, Mr. Liu served as Chief Financial Officer and Executive Director of Asco General Supplies Far East Limited, a subsidiary of Pentland, as well as Executive Director of Holmes Far East since 1994. From 1989 to 1993, Mr. Liu was Finance Director for Johnson & Johnson Hong Kong.

David Dusseault has served as Chief Financial Officer of the Company since 1992 and from 1988 to 1992 as Controller of the Company. From 1981 to 1987, Mr. Dusseault served as Controller at Leach and Garner Refining.

Richard K. Lubin is a Managing Director of Berkshire Partners, which he co-founded in 1986. He became a director of Holmes in 1997, and has been a director of many of Berkshire's manufacturing, retailing and transportation investments, including, among others, InteSys Technologies, Inc. and English Welsh & Scottish Railway, Ltd. In addition, Mr. Lubin is Treasurer of the Dana-Farber Cancer Institute and a Trustee of Beth Israel Deaconess Medical Center.

Randy Peeler is a Vice President of Berkshire Partners, where he has been employed since 1996. From 1994 to 1996, he was responsible for new business ventures at Health Advances, a healthcare industry consulting firm. From 1993 to 1994, he served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to that, he was a consultant with Cannon Associates. Mr. Peeler became a director of Holmes in 1997, and also serves as a director of Miami Cruisline Services, B.V., Charrette Corporation and Weigh-Tronix, Inc.

Thomas K. Manning became a director of the Company in February, 1999 upon the closing of the Rival Acquisition. He was Chairman of the Board and Chief Executive Officer of Rival, and has served with Rival for over 20 years.



ITEM 11.    EXECUTIVE COMPENSATION

Summary


The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer and certain other persons who served as executive officers of the Company during the fiscal year ended December 31, 1998.

                                        Annual Compensation                     Long-Term Compensation
                                        -------------------                   ----------------------------
                                                              Other Annual    Stock Option     All Other
                                        Salary        Bonus  Compensation(1)     Shares       Compensation
                                        ------      -------- ---------------  ------------    ------------
Name and Principal Position
---------------------------
Jordan A. Kahn                1998     $402,776     $200,000    $ 23,400         297,717     $        -
  President and Chief         1997      311,905      770,000      31,200               -      3,964,000(2)
  Executive Officer           1996      300,000      825,000      31,200               -              -

Stanley Rosenzweig            1998      253,960      125,000      15,600         297,717          4,800(6)
  Chief Operating Officer     1997      228,859      296,000      15,600               -      1,984,324(3)
                              1996      200,000      225,000      15,600               -        632,892(4)

Gregory F. White              1998      205,054      100,000      10,200         297,717          4,800(6)
  Executive Vice President,   1997      173,800      148,000      10,200               -        509,237(5)
  Sales and Marketing         1996      150,000      112,500      10,200               -          4,673(6)

(Tommy) Woon Fai Liu          1998      200,000      100,000      43,701          60,000              -
  Managing Director of        1997      270,513(7)    66,667(8)    2,083               -              -
  Holmes Far East             1996      200,000(7)    25,000(8)        -               -              -

David Dusseault (9)           1998      109,739       25,000           -          14,100          4,073(6)
  Chief Financial Officer     1997       90,803       50,000           -               -          4,552(6)

(1) Primarily represents automobile allowance, annual living expense allowance or annual lease payments on automobile provided by the Company.
(2) Represents bonuses paid in connection with the 1997 Transactions pursuant to a previous employment agreement with the Company.
(3) Includes $9,500 representing the Company's matching contribution under its 401(k) plan, $20,824 paid in 1997 on account of a previous employment agreement with the Company and $1,954,000 which was paid in connection with the 1997 Transactions.
(4) Includes $9,500 representing the Company's matching contribution under its 401 (k) plan, $77,392 paid in 1996 on account of a previous employment agreement with the Company and $546,000 accrued for 1996 which was paid in connection with the 1997 Transactions.
(5) Includes $9,237 representing the Company's matching contribution under its 401(k) plan and $500,000 which was paid in connection with the 1997 Transactions.
(6) Represents the Company's matching contribution under its 401(k) plan.
(7) Includes compensation paid to Mr. Liu by the Company and by an affiliate of Pentland.
(8) Does not include any amounts paid by affiliates of Pentland for services rendered to such affiliates.
(9)   Mr. Dusseault did not earn in excess of $100,000 in 1996.

Option Grants in Last Fiscal Year

The following table describes stock options granted during 1998 to the executive officers set forth in the Summary Compensation Table above.

                                                                                     Potential
                                                                                    Realizable
                                                                                 Value at Assumed
                           Number of   Percent of                                 Annual Rate of
                          Securities     Total                                      Stock Price
                          Underlying    Options                                  Appreciation for
                           Options     Granted to   Exercise                    Option Term ($) (2)
                            Granted    Employees     Price    Expiration        -------------------
      Name                  (#) (1)     in 1997      ($/Sh)      Date            5%           10%
      ----                  -------     --------     ------      ----            --           ---
Jordan A. Kahn              297,717       20.2%       3.50      11-26-07      574,489     1,414,994
Stanley Rosenzweig          297,717       20.2%       3.50      11-26-07      574,489     1,414,994
Gregory F. White            297,717       20.2%       3.50      11-26-07      574,489     1,414,994
(Tommy) Woon Fai Liu         60,000        4.1%       3.50      11-26-07      115,779       285,169
David Dusseault              14,100        1.0%       3.50      11-26-07       59,858       147,432


(1) These options to purchase the Company's common stock were granted under the Company's 1997 Stock Option Plan. Approximately one-half of each option grant consists of "incentive stock options" (except for Mr. Kahn, who received only non-qualified options), vesting over a five-year period. The remaining options are non-qualified options whose vesting is tied to specific Company performance measures.
(2) Net gains from potential stock option exercises are estimated based on assumed rates of stock price appreciation over the options' terms, as set forth in rules promulgated by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the Company's common stock. The actual net gains, if any, are dependent on the actual future performance of the common stock, for which there is currently no public market.

Aggregated Option Exercises and Fiscal Year End Values

The following table sets forth certain information concerning the number and value of unexercised options to purchase the Company's common stock at February 5, 1999, the date the Rival Acquisition was consummated.

                                                                                    Value of Unexercised
                                                          Number of Shares                In-the-Money
                                                       Underlying Unexercised               Options
                          Shares                       Options at Year-End (#)              ($) (1)
                        Acquired on       Value        -----------------------              -------
      Name              Exercise(#)    Realized ($)   Exercisable Unexercisable    Exercisable    Unexercisable
      ----              -----------    ------------   -------------------------    -----------    -------------
Jordan A. Kahn               -              -            28,700        269,017        44,198        414,286
Stanley Rosenzweig           -              -            28,700        269,017        44,198        414,286
Gregory F. White             -              -            28,700        269,017        44,198        414,286
(Tommy) Woon Fai Liu         -              -                 -         60,000             -         92,400
David Dusseault              -              -                 -         14,100             -         21,714


(1) Represents the assumed value of shares of the Company's common stock covered by outstanding options, less the aggregate option exercise price. There is currently no public market for the Company's common stock, and no valuation of such common stock existed as of December 31, 1998. The price of the common stock, valued on February 5, 1999, the date of the Rival Acquisition closing, was $5.04 per share.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated.

         Name and Address of                         No. of         Percent of
        Beneficial Owner (1)                         Shares     Outstanding Shares (2)
        --------------------                         ------     ----------------------
Berkshire Fund IV, Limited Partnership (3)         15,052,594          74.2%
  Berkshire Fund V, Limited Partnership
  c/o Berkshire Partners LLC
  One Boston Place
  Boston, MA 02108

Jordan A. Kahn (4)                                  2,621,330          12.9

Bain Securities, Inc. (5)                             928,992           4.6
  C/o Bain Capital, Inc.
  2 Copley Place
  Boston, MA 02116

Stanley Rosenzweig (4)                                314,596           1.6
Gregory F. White (4)                                  200,238            *
(Tommy) Woon Fai Liu (4)                              139,987            *
David Dusseault (4)                                    14,359            *
Richard Lubin (6)                                  15,052,594          74.2
Thomas K. Manning                                     100,000            *
Randy Peeler (6)                                   15,052,594          74.2
All directors and executive
officers as a group
(10 persons) (7) (8)                               18,531,711          91.0
* Less than 1.0%

(1) Unless otherwise specified, the address of each person is c/o Holmes Products Corp., 233 Fortune Boulevard, Milford, MA 01757.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and reflects general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable are deemed outstanding.
(3) Includes shares beneficially owned by certain other affiliates of Berkshire Partners.
(4) Includes shares which may be held by family members or affiliates and shares subject to stock options. With respect to Mr. Kahn, includes 194,472 shares held in trust for employees of the Company as to which Mr. Kahn is voting trustee. Mr. Kahn disclaims beneficial ownership of such shares.
(5)   Includes shares beneficially owned by an affiliated investment entity.
(6) This person is affiliated with Berkshire Partners and may be deemed to have a beneficial interest in certain of the shares held by its affiliates. This person disclaims beneficial ownership of such shares.
(7)   Includes shares referred to in Note 6.
(8) Includes the following shares subject to stock options that are exercisable: 28,700 option shares held by each of Messrs. Kahn, Rosenzweig and White, 5,784 option shares held by Mr. Liu and 1,359 option shares held by Mr. Dusseault.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a letter agreement dated December 10, 1998 with two investment funds affiliated with Berkshire Partners (the "Letter Agreement"), Berkshire Partners received a fee of $2.0 million from the Company as of the closing of the Rival Acquisition. Pursuant to a Management Agreement (the "Management Agreement"), entered into in November, 1997 in connection with the 1997 Transactions, Berkshire Partners received a $1.5 million fee from the Company and an annual fee of $400,000 per year for the provision of management and advisory services to the Company. The Letter Agreement increases the annual management fee to $500,000 following the closing of the Rival Acquisition. The Management Agreement will be in effect until November, 2002, provided that the Management Agreement will terminate on the later of the first date that (i) Berkshire Partners owns less than 40.0% of the Company's common stock on a fully diluted basis, and (ii) Berkshire Partners owns fewer common shares than the members of the Company's management, taken as a group, or fewer shares than any other single stockholder. Berkshire Partners is also entitled to designate two of the Company's directors and has the right, at its election, to increase the size of the Board of Directors and the number of directors designated by it by an additional two directors. From time to time, the Company may pay additional consulting or other fees to Berkshire Partners.

Since its inception in 1982, the Company has retained Jordan Kahn Co., Inc. ("JKC"), a corporation owned by Jordan A. Kahn, to serve as a sales representative for the Company in the northeastern United States. Pursuant to a representation agreement between the Company and JKC, the Company has agreed to pay to JKC a commission on net sales to JKC's customers in its territory, which fee is the same fee paid by the Company to other unaffiliated sales representatives organizations representing the Company in other territories throughout the United States. Pursuant to this arrangement, the Company paid a total of $480,000, $367,000 and $368,000 to JKC for the years ended December 31, 1996, 1997 and 1998, respectively.

In connection with the 1997 Transactions, the Company purchased a portion of the shares of common stock of Holmes beneficially owned by an affiliate of Pentland, the Company's former majority stockholder, and issued to the Pentland affiliate a warrant to purchase shares of the Company's common stock under certain circumstances. In addition, the Company entered into new employment agreements with Messrs. Kahn, Rosenzweig, White and Liu, and made certain payments to Messrs. Kahn, Rosenzweig and White in connection with the 1997 Transactions.

During 1993, the Company entered into a revolving credit facility with an affiliate of Pentland, pursuant to which such affiliate provided short-term loans to the Company. Another affiliate of Pentland provided the Company with trade acceptance and letter of credit financing for its purchases from foreign manufacturers. The Company paid a commission for administrative services related to the processing of these trade acceptances. In conjunction with the 1997 Transactions, all of the financing facilities provided by Pentland and its affiliates were terminated and paid in full. In addition, a net payable of $10.0 million due to affiliates of Pentland was repaid in connection with the 1997 Transactions. See Note 3 of Notes to Consolidated Financial Statements.

In connection with the Transactions, the Company retained an affiliate of Bain Securities, Inc., a stockholder of the Company, to perform acquisition consulting services, for which the Company paid approximately $300,000 during 1998.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this Report.

            1. Financial Statements are listed in the Index to Consolidated Financial Statements contained in Item 8 of this Report.

            2. Financial Statement Schedules, to the extent required, are listed in the Index to Consolidated Financial Statements contained in Item 8 of this Report.

            3. Exhibits are listed in subsection (c) below.

      (b) Reports on Form 8-K:

      1. Current Report on Form 8-K dated December 17, 1998 reporting under Item 5, Other Events the signing of the Merger Agreement with Rival.

      2. Current Report on Form 8-K dated January 25, 1999 reporting under Item 5, Other Events disclosing certain information contained in an offering memorandum in connection with the Company's private placement of notes.

      3. Current Report on Form 8-K dated February 5, 1999 reporting under Item 2, Acquisition or Disposition of Assets the Company's acquisition of Rival.

      (c) Exhibits:

Exhibit
Number                        Description
------                        -----------

 3.1    Articles of Organization (as amended) of Holmes Products Corp. (1)

 3.2    Articles of Organization of Holmes Manufacturing Corp. (1)

 3.3    Articles of Organization of Holmes Air (Taiwan) Corp. (1)

 3.4    Certificate of Incorporation of Holmes Motor Corp. (4)

 3.5    Restated Certificate of Incorporation (as amended) of The Rival Company
        (4)

 3.6    Certificate of Incorporation (as amended) of Patton Electric Company,
        Inc. (4)

 3.7    Certificate of Incorporation (as amended) of Patton Building Products,
        Inc. (4)

 3.8    Certificate of Incorporation (as amended) of Rival Consumer Sales
        Corporation (4)

 3.9    Bylaws (as amended) of Holmes Products Corp. (1)

 3.10   By-laws of Holmes Manufacturing Corp. (1)

 3.11   By-laws of Holmes Air (Taiwan) Corp. (1)

 3.12   By-laws of Holmes Motor Corp. (4)




 3.13   By-laws of The Rival Company (4)

 3.14   By-laws of Patton Electric Company, Inc. (4)

 3.15   By-laws of Patton Building Products, Inc. (4)

 3.16   By-laws of Rival Consumer Sales Corporation (4)

 4.1    Stockholders' Agreement dated November 26, 1997 among Holmes Products
        Corp. and certain stockholders thereof (1)

 4.2    Registration Rights Agreement dated November 26, 1997 among Holmes
        Products Corp. and certain stockholders thereof (1)

 4.3    Registration Rights Agreement dated November 26, 1997 among Holmes
        Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp.,
        BancBoston Securities Inc. and Lehman Brothers Inc. (1)

 4.4    Indenture dated November 26, 1997 among Holmes Products Corp., Holmes
        Manufacturing Corp., Holmes Air (Taiwan) Corp. and State Street Bank and Trust Company (1)

 4.5    Form of Notes - (Included in Exhibit 4.4) (1)

 4.6    Form of Guaranty - (Included in Exhibit 4.4) (1)

 4.7    First Supplemental Indenture and Guarantee dated October 14, 1998 among
        Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan)
        Corp., Holmes Motor Corp. and State Street Bank and Trust Company (4)

 4.8    Registration Rights Agreement dated February 5, 1999 among Holmes
        Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp.,
        Holmes Motor Corp., The Rival Company, Patton Electric Company, Inc.,
        Patton Building Products, Inc., Rival Consumer Sales Corporation,
        BancBoston Robertson Stephens Inc. and Lehman Brothers Inc. (3)

 4.9    Indenture dated February 5, 1999 among Holmes Products Corp., Holmes
        Manufacturing Corp., Holmes Air (Taiwan) Corp. , Holmes Motor Corp.,
        The Rival Company, Patton Electric Company, Inc., Patton Building
        Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company (3)

 4.10   First Amendment to Registration Rights Agreement dated February 5, 1999 among Holmes Products Corp. and certain stockholders thereof (4)

 4.11   First Amendment to Stockholders' Agreement dated February 5, 1999 among
        Holmes Products Corp. and certain stockholders thereof (4)

 4.12 Second Supplemental Indenture and Guarantee dated February 5, 1999 among Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air
        (Taiwan) Corp., Holmes Motor Corp., Moriarty Acquisition Corp., The
        Rival Company, Patton Electric Company,





         Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company (4)

 10.1 Stock Purchase and Redemption Agreement dated as of October 27, 1997, as amended as of November 25, 1997, among Asco Investments Ltd., Jordan
        A. Kahn, Holmes Products Corp., Holmes Products (Far East) Limited and
        Holmes Acquisition LLC (1)

 10.2   Stock Purchase Agreement dated as of October 27, 1997 among Jordan A.
        Kahn and Holmes Acquisition LLC (1)

 10.3   Executive Employment and Non-Competition Agreement dated November 26,
        1997 among Holmes Products Corp. and Jordan A. Kahn (1)

 10.4   Executive Employment and Non-Competition Agreement dated November 26,
        1997 among Holmes Products Corp. and Stanley Rosenzweig (1)

 10.5   Executive Employment and Non-Competition Agreement dated November 26,
        1997 among Holmes Products Corp. and Gregory F. White (1)

 10.6   Employment Agreement dated November 16, 1997 among Holmes Products (Far
        East) Limited and (Tommy) Woon Fai Liu (1)

 10.7   Holmes Products Corp. Amended and Restated 1997 Stock Option Plan (4)

 10.8   Non-transferable Common Stock Purchase Warrant dated November 26, 1997 issued to Pentland Group plc (1)

 10.9   Holmes Products Corp. Employee Stock Purchase Plan (4)

 10.10  Agreement and Plan of Merger dated December 17, 1998, by and among
        Holmes Products Corp., Moriarty Acquisition Corp. and The Rival Company
        (2)

 10.11  Tender and Voting Agreement dated December 17, 1998, by and among
        Holmes Products Corp., Moriarty Acquisition Corp. and the directors and certain executive officers of The Rival Company (2)

 10.12  Confidentiality Agreement dated October 1, 1998, by and between Holmes
        Products Corp. and BancAmerica Securities, Inc., on behalf of Holmes
        Products Corp (2)

 10.13  Purchase Agreement dated as of January 29, 1999 among Holmes Products
        Corp., BancBoston Robertson Stephens Inc. and Lehman Brothers Inc (2)

 10.14  Investors Subscription Agreement dated February 5, 1999 by and among
        Holmes Products Corp. and certain investors (3)

 10.15 Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 5, 1999 among Holmes Products Corp., Moriarty Acquisition
        Corp., The Rival Company, Holmes Products (Far East) Limited, Esteem
        Industries Limited, Raider Motor Corporation, Holmes Products (Europe)
        Limited, Bionaire International B.V., Patton Electric Hong Kong,
        Limited, and The Rival Company of Canada, Ltd., BankBoston, and the other lending institutions party thereto, BankBoston, N.A. as Administrative Agent and Lehman Commercial Paper Inc. as Documentation Agent, with
         BancBoston Robertson Stephens Inc. as Syndication Agent and Arranger and Lehman Brothers Inc. as Co-Arranger (3)

  21.1   Subsidiaries of Registrant (4)

  27.1   Financial Data Schedule (4)

------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-44473).

(2) Incorporated by reference to the Registrant's Tender Offer Statement on
Schedule 14D-1 dated December 23, 1998, as amended.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1999.

(4) Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOLMES PRODUCTS CORP.

Dated: March 31, 1999               By: /s/ Jordan A. Kahn
                                        ------------------
                                    Jordan A. Kahn, President,
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999                      /s/ Jordan A. Kahn
                                    ------------------
                                    Jordan A. Kahn, President,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

March 31, 1999                      /s/ Ira B. Morgenstern
                                    ----------------------
                                    Ira B. Morgenstern,
                                    Senior Vice President of Finance
                                    (Principal Financial and Accounting Officer)

March 31, 1999                      /s/ Stanley Rosenzweig
                                    ----------------------
                                    Stanley Rosenzweig,
                                    Chief Operating Officer and Director

March 31, 1999                      /s/ Gregory F. White
                                    --------------------
                                    Gregory F. White,
                                    Executive Vice President
                                    Sales and Marketing and Director

March 31, 1999                      /s/ Richard Lubin
                                    -----------------
                                    Richard Lubin,
                                    Director


March 31, 1999                      /s/ Randy Peeler
                                    ----------------
                                    Randy Peeler,
                                    Director

March 31, 1999                      /s/ Thomas K. Manning
                                    ---------------------
                                    Thomas K. Manning,
                                    Director