Form 10-Q
period 1999-03-31
HOLMES PRODUCTS CORP
filed 1999-05-17
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                        COMMISSION FILE NUMBERS: 333-44473
                                                 333-77905

                              HOLMES PRODUCTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                                04-2768914
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

233 FORTUNE BOULEVARD, MILFORD MASSACHUSETTS                 01757
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (508) 634-8050
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                  YES [X]                    NO [ ]

                              HOLMES PRODUCTS CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                     PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEET AT
             DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED)          3

             CONSOLIDATED STATEMENT OF INCOME FOR THE THREE
             MONTHS ENDED MARCH 31, 1998 AND
             MARCH 31, 1999 (UNAUDITED)                                4

             CONSOLIDATED STATEMENT OF
             CASH FLOWS FOR THE THREE MONTHS ENDED
             MARCH 31, 1998 AND MARCH 31, 1999 (UNAUDITED)             5

             NOTES TO CONSOLIDATED
             FINANCIAL STATEMENTS                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                            21

PART II. OTHER INFORMATION                                            21

         SIGNATURES                                                   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1998         1999 (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $  5,379           $  3,070
    Accounts receivable, net ...................................................     36,967             92,209
    Inventories ................................................................     53,340            151,831
    Prepaid expenses and other current assets ..................................      2,027              3,876
    Deferred income taxes ......................................................      4,983             11,500
    Income taxes receivable ....................................................         --              3,544
                                                                                   --------           --------
      Total current assets .....................................................    102,696            266,030

    Assets held for sale .......................................................         --              5,031
    Property and equipment, net ................................................     15,752             50,283
    Goodwill ...................................................................         --             85,597
    Deferred income taxes ......................................................        563                563
    Deposits and other assets ..................................................      3,174              7,796
    Debt issuance costs, net ...................................................      9,172             22,011
                                                                                   --------           --------
                                                                                   $131,357           $437,311
                                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of capital lease obligations and other debt ................   $    604           $    439
    Current portion of credit facility .........................................         --              4,838
    Accounts payable ...........................................................     15,004             30,001
    Accrued expenses ...........................................................     12,292             35,197
    Accrued income taxes .......................................................      3,707              3,485
                                                                                   --------           --------
      Total current liabilities ................................................     31,607             73,960

Capital lease obligations ......................................................        139                139
Credit facility ................................................................     10,000            190,162
Long-term debt .................................................................    105,000            135,000
Deferred income taxes ..........................................................         --              4,051
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.001 par value.  Authorized 12,500,000 shares as of
      December 31, 1998 and 25,000,000 as of March 31, 1999; issued and outstanding 10,200,815 shares at December 31, 1998 and
      20,296,877 shares at March 31, 1999 ......................................         10                 20
  Additional paid in capital ...................................................     16,985             67,715
  Accumulated other comprehensive income .......................................        (40)               (53)
  Treasury stock, at cost (18,620,450 shares) ..................................    (62,058)           (62,058)
  Retained earnings ............................................................     29,714             28,375
                                                                                   --------           --------
      Total stockholders' equity (deficit) .....................................    (15,389)            33,999
                                                                                   --------           --------
                                                                                   $131,357           $437,311
                                                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements

                              HOLMES PRODUCTS CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                   MARCH 31, 1998     MARCH 31, 1999

Net sales .....................................................        $44,895            $91,669
Cost of goods sold ............................................         30,830             64,748
                                                                       -------            -------
  Gross profit ................................................         14,065             26,921
                                                                       -------            -------

Operating expenses:
  Selling .....................................................          4,847             13,172
  General and administrative ..................................          3,712              5,685
  Product development .........................................          1,691              2,219
  Plant closing costs .........................................             --              1,149
  Amortization of goodwill and other intangible assets ........             --                446
                                                                       -------            -------
    Total operating expenses ..................................         10,250             22,671
                                                                       -------            -------

    Operating profit ..........................................          3,815              4,250
                                                                       -------            -------

Other income and expense:
  Interest and other expense, net .............................          3,433              6,049
                                                                       -------            -------

Income (loss) before income taxes and equity in earnings
  from joint venture ..........................................            382             (1,799)
Income tax expense (benefit) ..................................             96               (338)
Equity in earnings from joint venture .........................             --                108
                                                                       -------            -------
    Net income (loss) .........................................        $   286            $(1,353)
                                                                       =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                   MARCH 31, 1998      MARCH 31, 1999

Cash flows from operating activities:
  Net income (loss) ............................................................       $   286           $  (1,353)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization ..............................................         1,563               3,890
    Amortization of debt issuance costs ........................................           294                 629
    Change in allowance for doubtful accounts ..................................           133                 171
    Loss on disposal of assets .................................................            --                   6
    Deferred income taxes ......................................................          (484)                  7
    Changes in operating assets and liabilities:

      Accounts receivable ......................................................         8,269              21,854
      Inventories ..............................................................        (2,233)              6,056
      Prepaid expenses and other current assets ................................           265                (223)
      Income taxes receivable ..................................................          (152)                 --
      Deposits and other assets ................................................          (284)                674
      Accounts payable .........................................................         4,890              (3,802)
      Accrued expenses .........................................................         1,913               1,744
      Accrued income taxes .....................................................           315              (1,482)
                                                                                       -------           ---------
    Net cash provided by operating activities ..................................        14,775              28,171
                                                                                       -------           ---------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired ................................            --            (279,546)
  Contribution in joint venture ................................................            --                 (25)
  Distribution of earnings from joint venture ..................................            --                 108
  Purchases of property and equipment ..........................................        (1,564)             (2,795)
                                                                                       -------           ---------
    Net cash used for investing activities .....................................        (1,564)           (282,258)
                                                                                       -------           ---------

Cash flows from financing activities:
  Net repayment of line of credit ..............................................        (8,502)            (10,000)
  Issuance of common stock .....................................................            --              50,400
  Borrowings of long- term debt, net of issuance costs .........................            --              27,724
  Borrowings on credit facility, net of issuance costs .........................            --             183,808
  Debt issuance costs ..........................................................          (194)                 --
  Principal payments on capital lease obligations ..............................          (172)               (165)
                                                                                       -------           ---------
    Net cash provided by (used for) financing activities .......................        (8,868)            251,767
                                                                                       -------           ---------

Effect of exchange rate changes on cash ........................................            --                  11
                                                                                       -------           ---------

Net increase (decrease) in cash and cash equivalents ...........................         4,343              (2,309)
Cash and cash equivalents, beginning of period .................................         5,141               5,379
                                                                                       -------           ---------
Cash and cash equivalents, end of period .......................................       $ 9,484           $   3,070
                                                                                       =======           =========
Supplemental disclosure of cash flow information:
   Cash paid for interest ......................................................       $   583           $   1,631
   Cash paid for income taxes ..................................................       $   344           $   1,623

Non cash transactions:
     The Company issued 59,524 shares of common stock for the fair value of services received from a vendor totaling $300,000.

The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   NATURE OF BUSINESS

     Holmes Products Corp. ("Holmes" or "HPC") designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, filters, accessories and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe.

     The Rival Company ("Rival") and its subsidiaries design, manufacture and market small kitchen, home environment and personal care appliances, commercial and industrial fans, and ventilation equipment as well as sump, well and utility pumps. Rival sells its products to retail and industrial customers, primarily in the U.S. and Canada and, to a larger degree than HPC, internationally. Rival is a wholly-owned subsidiary of HPC.

     Holmes Products (Far East) Limited ("HPFEL") and its subsidiaries manufacture and sell consumer durable goods, including fans, heaters and humidifiers, mainly to HPC. HPFEL operates facilities in Hong Kong and The People's Republic of China.

     HPFEL is a wholly-owned subsidiary of HPC. Prior to the recapitalization transaction described in Note 4, HPC and HPFEL were both directly or indirectly an 80% owned subsidiary of Asco Investments Ltd., a subsidiary of Pentland Group plc ("Pentland").

2.   BASIS OF CONSOLIDATION

     The accompanying unaudited financial statements include the accounts of HPC and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp. and Holmes Air (Canada) Corp. The accompanying unaudited financial statements also include the accounts of Rival's direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Building Products, Inc., Patton Electric Company, Inc., Patton Electric (Hong Kong) Limited, Rival Consumer Sales Corporation, The Rival Company of Canada, Ltd., Rival de Mexico S.A. de C.V. and Waverly Products Company, Ltd. and HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd. and Dongguan Raider Motor Corp. Ltd. All significant inter-company balances and transactions have been eliminated.

     HPC and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the "Company."

3.   ACQUISITION

     On February 5, 1999, the Company completed its acquisition of Rival for an aggregate of $279.5 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of The Rival Company (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.2 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of Holmes' common stock to investment funds affiliated with Holmes' majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in consolidated financial statements since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was approximately $86.0 million and is being amortized on a straight-line basis over 35 years. The allocation of the purchase price to the net assets of Rival is preliminary. Management intends to complete its assessment of the fair value of assets acquired by December 31, 1999.

     Prior to the acquisition by Holmes, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities has been closed or is scheduled to be closed during fiscal 1999 and the Company plans to sell these properties. The estimated fair value of these properties has been reflected in the March 31, 1999 balance sheet as assets held for sale. Additionally, non-recurring wind down costs and fixed asset writedowns relating to these facilities has been included as plant closing costs in the consolidated statement of income for the three months ended March 31, 1999.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following unaudited pro forma data summarizes the Company's results of operations for the periods indicated as if the acquisition had been completed as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and additional amortization expense as a result of the goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 1998, or of future results of operations.

                                               Quarter ended     Quarter ended
     (in thousands)                            March 31, 1998    March 31, 1999
                                               --------------    --------------
                                                          (unaudited)

     Net revenues............................     $115,746           $114,014
     Net earnings (loss).....................       (1,341)            (9,675)



4.   RECAPITALIZATION

     On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock to HPC in exchange for 2,750,741 shares of HPC's common stock (ii) HPC issued 4,718,579 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs,
     (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) HPC redeemed 18,620,450 shares of HPC common stock held by Pentland for approximately $62.1 million. In connection with these transactions, HPC issued $105.0 million of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27.5 million under a new line of credit facility.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of March 31, 1999 and the Company's results of operations and cash flows for the three months ended March 31, 1998 and 1999. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K and its Registration Statement on Form S-4 (file number 333-77905), which include or incorporate by reference HPC's audited financial statements for the year ended December 31, 1998, as well as certain financial statements of Rival. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 75% of the inventories and the last-in, first-out method (LIFO) for the remaining 25% of the inventory. Inventories are as follows:

                                         December 31, 1998       March 31, 1999
                                         -----------------       --------------

     Finished goods                         $34,620,000           $ 98,944,000
     Raw materials and Work-in-process       18,720,000             52,962,000
                                            -----------           ------------
                                             53,340,000            151,906,000
     Less LIFO allowance                             --                (75,000)
                                            -----------           ------------
                                            $53,340,000           $151,831,000
                                            ===========           ============

7.   LONG-TERM DEBT

     Senior Subordinated Notes

     In connection with the recapitalization transactions described in Note 4 and the Rival acquisition described in Note 3, HPC issued $105.0 million and $31.3 million, respectively, in senior subordinated notes, maturing on November 15, 2007 (the "Notes"). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

     The Notes are subordinated to the Company's other debt, including the Credit Facility (as described below) and capital leases. The Notes are guaranteed by HPC's current and future domestic subsidiaries (see Note 12) on a full, unconditional and joint and several basis, but are otherwise unsecured.

     HPC can, at its option, redeem the Notes at any time after November 15, 2002, subject to a fixed schedule of redemption prices which declines from 104.9% to 100% of the face value. However, HPC may redeem up to $43.3 million of the Notes prior to such date at a price of 109.875% of face value upon issuance of equity securities. Additionally, upon certain sales of stock or assets or a change of control of HPC, HPC must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

     The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on HPC's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility). The Notes and Credit Facility contain cross-default provisions.

     Credit Facility

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

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Long term debt consists of the following:

     (in thousands)                                             March 31, 1998     March 31,1999
                                                                --------------     -------------
     Credit Facility.........................................       $ 10,000          $195,000
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.3 million at
       March 31, 1999 ($0 in 1998)...........................        105,000           135,000
                                                                    --------          --------
     Total debt..............................................        115,000           330,000
      Less current maturities................................             --             4,838
                                                                    --------          --------
      Long-term debt.........................................       $115,000          $325,162

8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                                        Three months ended
     (in thousands)                                               March 31, 1998     March 31,1999
                                                                  --------------     -------------

     Net Earnings (loss)..........................................      $286            $(1,353)
     Foreign currency translation adjustments................            (20)               (13)
                                                                        ----            -------

       Comprehensive income....................................         $266            $(1,366)


9.   BUSINESS SEGMENTS

     The Company manages its operations through four business segments: consumer durables, industrial and building supply (industrial), international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot (R) slow cookers, toasters, ice cream freezers, can openers, showerheads, massagers, electric space heaters and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products and are considered one business segment due to the similar customer base and distribution channels. The industrial segment sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S. The international segment sells the Company's products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL. For disclosure purposes, the industrial segment and international segment are shown as "Other" as neither segment comprises greater than 10% separately or in the aggregate.

     The Company evaluates performance in part based upon operating income, which it defines as gross profit less selling, general and administrative, product development expenses and amortization of goodwill and other intangible assets.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Prior to the Rival acquisition as described in Note 3 above, Holmes had two business segments: manufacturing and distribution. The information for the quarter ended March 31, 1998 has been reclassified to conform to the new presentation.

     Summary financial information for each reportable segment for the three-month periods ended March 31, 1999 and 1998 is as follows (in thousands):

                                     Consumer                                                     Consolidated
                                     Durables       Far East         Other        Eliminations        Total
                                     --------       --------        -------       ------------    ------------
March 1999
----------
Net sales .......................    $80,333         $32,530        $9,158         $(30,352)        $91,669
Operating income(loss) ..........        270           4,673          (493)            (200)          4,250

March 1998
----------
Net sales .......................    $42,383         $30,809        $  286         $(28,583)        $44,895
Operating income(loss) ..........       (247)          4,626          (119)            (445)          3,815

     The following information is summarized by geographic area (in thousands):

                                                                                                    Other       Consolidated
                                                                United States    Far East       International      Total
                                                                -------------    --------       -------------   ------------
Net sales:
  Three months ended March 31, 1999 ........................       $ 83,767       $ 2,178          $ 5,724        $ 91,669
  Three months ended March 31, 1998 ........................         42,383         2,226              286          44,895

Identifiable assets:
  March 31, 1999 ...........................................        343,277        54,302           17,721         415,300
    Corporate assets at March 31, 1999 .....................                                                        22,011
                                                                                                                  --------
      Total assets at March 31, 1999 .......................                                                       437,311

  December 31, 1998 ........................................         83,384        33,980            4,821         122,185
    Corporate assets at December 31, 1998 ..................                                                         9,172
                                                                                                                  --------
      Total assets at December 31, 1998 ....................                                                      $131,357

     Net sales are grouped based on the geographic origin of the transaction. The "Other International" area is comprised of sales of products that originated in Europe, Mexico, Latin America and Canada.

     The Company's manufacturing entities in the Far East sell completed products to HPC in the United States at intercompany transfer prices which reflect management's estimate of amounts which would be charged by an unrelated third party. These sales are eliminated in consolidation. The remaining Far East sales are to unrelated third parties.

     Corporate assets at March 31, 1999 and December 31, 1998 represent debt issuance costs associated with the Company's senior subordinated notes and credit facility. As these borrowings support operations on a worldwide basis, these deferred costs have been excluded from the individual geographic areas. All of the Company's other assets are used in the operations of individual entities in the different geographic areas.

                              HOLMES PRODUCTS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  CONTINGENCIES

     The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

11.  RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

12.  CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 7 were issued by HPC and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by HPC's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"), or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by HPC, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) HPC, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by HPC, including its non-guarantor foreign subsidiaries), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL and Canada, the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 14 of the Company's audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1998 (IN THOUSANDS)

                                                                          GUARANTOR    NON-GUARANTOR
                                                             PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            --------    ------------   -------------    ------------  ------------

ASSETS
Current assets:
  Cash and cash equivalents ..............................  $  1,545        $ --           $ 3,834        $     --      $  5,379
  Accounts receivable, net ...............................    35,558          --             1,409              --        36,967
  Inventories ............................................    44,748          --            13,142          (4,550)       53,340
  Prepaid expenses and other current assets ..............       869          --             1,158              --         2,027
  Deferred income taxes ..................................     4,983          --                --              --         4,983
  Income taxes receivable ................................        --          --                --              --            --
  Due from affiliates ....................................       (89)         89            14,066         (14,066)           --
                                                            --------        ----           -------        --------      --------
    Total current assets .................................    87,614          89            33,609         (18,616)      102,696
                                                            --------        ----           -------        --------      --------
Property and equipment,net ...............................     3,132          --            12,520             100        15,752
Deferred income taxes ....................................       563          --                --              --           563
Deposits and other assets ................................    12,020           1               425            (100)       12,346
Investments in consolidated subsidiaries .................    19,677          --                --         (19,677)           --
                                                            --------        ----           -------        --------      --------
                                                            $123,006        $ 90           $46,554        $(38,293)     $131,357
                                                            ========        ====           =======        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations
   and other debt ........................................  $     --        $ --           $   604        $     --      $    604
  Accounts payable .......................................     2,400          --            12,604              --        15,004
  Accrued expenses .......................................     8,960          --             3,332              --        12,292
  Accrued income taxes ...................................     1,922          --             1,785              --         3,707
  Due to affiliates ......................................    10,113          --             3,953         (14,066)           --
                                                            --------        ----           -------        --------      --------
    Total current liabilities ............................    23,395          --            22,278         (14,066)       31,607
                                                            --------        ----           -------        --------      --------
Capital lease obligations ................................        --          --               139              --           139
                                                            --------        ----           -------        --------      --------
Line of credit ...........................................    10,000          --                --              --        10,000
                                                            --------        ----           -------        --------      --------
Long-term debt ...........................................   105,000          --                --              --       105,000
                                                            --------        ----           -------        --------      --------
Stockholders' equity (deficit):
  Common stock,  $.001 par value .........................        10           1                --              (1)           10
  Common stock, $1 par value .............................        --          --               100            (100)           --
  Additional paid in capital .............................    16,985          --                --              --        16,985
  Accumulated other comprehensive income .................       (40)         --                --              --           (40)
  Treasury stock .........................................   (62,058)         --                --              --       (62,058)
  Retained earnings ......................................    29,714          89            24,037         (24,126)       29,714
                                                            --------        ----           -------        --------      --------
    Total stockholders' equity (deficit) .................   (15,389)         90            24,137         (24,227)      (15,389)
                                                            --------        ----           -------        --------      --------
                                                            $123,006        $ 90           $46,554        $(38,293)     $131,357
                                                            ========        ====           =======        ========      ========

            CONSOLIDATING BALANCE SHEET MARCH 31, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          GUARANTOR    NON-GUARANTOR
                                                             PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            --------    ------------   -------------    ------------  ------------

ASSETS
Current assets:
  Cash and cash equivalents ..............................  $  1,158      $      --        $ 1,912        $      --     $   3,070
  Accounts receivable, net ...............................    28,336         62,412          1,461               --        92,209
  Inventories ............................................    44,621         99,056         12,704           (4,550)      151,831
  Prepaid expenses and other current assets ..............       512            826          2,538               --         3,876
  Deferred income taxes ..................................     4,983          6,517             --               --        11,500
  Income taxes receivable ................................        --          3,544             --               --         3,544
  Due from affiliates ....................................   264,040             89         20,668         (284,797)           --
                                                            --------      ---------        -------        ---------     ---------
    Total current assets .................................   343,650        172,444         39,283         (289,347)      266,030
                                                            --------      ---------        -------        ---------     ---------

Assets held for sale .....................................        --          5,031             --               --         5,031
Property and equipment,net ...............................     2,888         34,754         12,741             (100)       50,283
Goodwill .................................................        --         85,597             --               --        85,597
Deferred income taxes ....................................       563             --             --               --           563
Deposits and other assets ................................    25,903          4,360            444             (900)       29,807
Investments in consolidated subsidiaries .................    26,283             --             --          (26,283)           --
                                                            --------      ---------        -------        ---------     ---------
                                                            $399,287      $ 302,186        $52,468        $(316,630)    $ 437,311
                                                            ========      =========        =======        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations
   and other debt ........................................  $     --      $      --        $   439        $      --     $     439
  Current portion of credit facility .....................     4,838             --             --               --         4,838
  Accounts payable .......................................     3,191         13,717         13,993             (900)    $  30,001
  Accrued expenses .......................................    14,116         18,547          2,534               --        35,197
  Accrued income taxes ...................................      (448)         1,544          2,389               --         3,485
  Due to affiliates ......................................    18,429        264,160          2,208         (284,797)           --
                                                            --------      ---------        -------        ---------     ---------
    Total current liabilities ............................    40,126        297,968         21,563         (285,697)       73,960
                                                            --------      ---------        -------        ---------     ---------
Capital lease obligations ................................        --             --            139               --           139
                                                            --------      ---------        -------        ---------     ---------
Credit facility ..........................................   190,162             --             --               --       190,162
                                                            --------      ---------        -------        ---------     ---------
Long-term debt ...........................................   135,000             --             --               --       135,000
                                                            --------      ---------        -------        ---------     ---------
Deferred income taxes ....................................        --          4,051             --               --         4,051
                                                            --------      ---------        -------        ---------     ---------
Stockholders' equity:
  Common stock, $.001 par value ..........................        20              2             --               (2)           20
  Common stock, $1 par value .............................        --             --            100             (100)           --
  Additional paid in capital..............................    67,715             --             --               --        67,715
  Accumulated other comprehensive income..................       (53)            ---            --               --           (53)
  Treasury stock .........................................   (62,058)            --             --               --       (62,058)
  Retained earnings ......................................    28,375            165         30,666          (30,831)       28,375
                                                            --------      ---------        -------        ---------     ---------
    Total stockholders' equity ...........................    33,999            167         30,766          (30,933)       33,999
                                                            --------      ---------        -------        ---------     ---------
                                                            $399,287      $ 302,186        $52,468        $(316,630)    $ 437,311
                                                            ========      =========        =======        =========     =========

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         GUARANTOR    NON-GUARANTOR
                                                             PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            --------   ------------   -------------    ------------  ------------

Net sales ..............................................    $42,383        $ --          $31,095         $(28,583)     $ 44,895
Cost of goods sold .....................................     34,747          --           24,221          (28,138)       30,830
                                                            -------        ----          -------         --------      --------
  Gross profit .........................................      7,636          --            6,874             (445)       14,065
                                                            -------        ----          -------         --------      --------
Operating expenses:
  Selling ..............................................      4,658          --              189               --         4,847
  General and administrative ...........................      1,540          --            2,172               --         3,712
  Product development ..................................      1,685          --                6               --         1,691
                                                            -------        ----          -------         --------      --------
    Total operating expenses ...........................      7,883          --            2,367               --        10,250
                                                            -------        ----          -------         --------      --------
    Operating profit (loss) ............................       (247)         --            4,507             (445)        3,815
                                                            -------        ----          -------         --------      --------
Other income (expense):
  Interest and other income (expense), net .............     (3,502)         --               69               --        (3,433)
                                                            -------        ----          -------         --------      --------

Income (loss) before income taxes and equity
 in income of consolidated subsidiaries ................     (3,749)         --            4,576             (445)          382
Income tax expense (benefit) ...........................       (386)         --              459               23            96
                                                            -------        ----          -------         --------      --------
Income (loss) before equity in income of
 Consolidated subsidiaries .............................     (3,363)         --            4,117             (468)          286
Equity in income of consolidated subsidiaries ..........      3,649          --               --           (3,649)           --
                                                            -------        ----          -------         --------      --------

Net income .............................................    $   286        $ --          $ 4,117         $ (4,117)     $    286
                                                            =======        ====          =======         ========      ========

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         GUARANTOR    NON-GUARANTOR
                                                             PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            --------   ------------   -------------    ------------  ------------

Net sales ...............................................    $48,063     $40,233         $33,725         $(30,352)      $91,669
Cost of goods sold ......................................     38,274      29,881          26,745          (30,152)       64,748
                                                             -------     -------         -------         --------       -------
  Gross profit ..........................................      9,789      10,352           6,980             (200)       26,921
                                                             -------     -------         -------         --------       -------
Operating expenses:
  Selling ...............................................      6,498       6,252             422               --        13,172
  General and administrative ............................      1,936       1,737           2,012               --         5,685
  Product development ...................................      1,639         562              18               --         2,219
  Plant closing costs ...................................         --       1,149              --               --         1,149
  Amortization of goodwill and other
    intangible assets ...................................         --         446              --               --           446
                                                             -------     -------         -------         --------       -------
    Total operating expenses ............................     10,073      10,146           2,452               --        22,671
                                                             -------     -------         -------         --------       -------
    Operating profit (loss) .............................       (284)        206           4,528             (200)        4,250
                                                             -------     -------         -------         --------       -------
Other (income) and expense:
  Interest and other (income) expense, net ..............      6,596         (86)           (461)              --         6,049
                                                             -------     -------         -------         --------       -------
Income (loss) before income taxes, equity in
  income of consolidated subsidiaries and
  equity in earnings from joint venture .................     (6,880)        292           4,989             (200)       (1,799)
Equity in earnings from  joint venture ..................        108          --              --               --           108
Income tax expense (benefit) ............................       (747)        216             193               --          (338)
                                                             -------     -------         -------         --------       -------

Income (loss) before equity in income of
  consolidated subsidiaries .............................     (6,025)         76           4,796             (200)       (1,353)
Equity in income of consolidated subsidiaries ...........      4,672          --              --           (4,672)           --
                                                             -------     -------         -------         --------       -------

Net income (loss) .......................................    $(1,353)    $    76         $ 4,796         $ (4,872)      $(1,353)
                                                             =======     =======         =======         ========       =======

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        GUARANTOR    NON-GUARANTOR
                                                                         PARENT       SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                                       ---------      ------------   -------------     ------------
THREE MONTHS ENDED MARCH 31, 1998
Net cash provided by operating activities ......................       $   8,990        $      --        $ 5,785        $  14,775
                                                                       ---------        ---------        -------        ---------
Cash flows from investing activities:
  Purchases of property and equipment ..........................          (1,356)              --           (208)          (1,564)
                                                                       ---------        ---------        -------        ---------

Cash flows from financing activities:
  Debt issuance costs ..........................................            (194)              --             --             (194)
  Net repayment of line of credit ..............................          (7,500)              --         (1,002)          (8,502)
  Principal payments on capital lease obligations ..............              --               --           (172)            (172)
  Other net activity with Parent ...............................             527               --           (527)              --
                                                                       ---------        ---------        -------        ---------
    Net cash used for financing activities .....................          (7,167)              --         (1,701)          (8,868)
                                                                       ---------        ---------        -------        ---------

Net increase in cash and cash equivalents ......................             467               --          3,876            4,343
Cash and cash equivalents, beginning of period .................           3,741               --          1,400            5,141
                                                                       ---------        ---------        -------        ---------
Cash and cash equivalents, end of period .......................       $   4,208        $      --        $ 5,276        $   9,484
                                                                       =========        =========        =======        =========
THREE MONTHS ENDED MARCH 31, 1999

Net cash provided by operating activities ......................       $  13,469        $  20,017        $(5,315)       $  28,171
                                                                       ---------        ---------        -------        ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ................        (279,546)              --             --         (279,546)
  Contribution in joint venture ................................             (25)              --             --              (25)
  Distribution of earnings from joint venture ..................             108               --             --              108
  Purchases of property and equipment ..........................            (323)          (1,204)        (1,268)          (2,795)
                                                                       ---------        ---------        -------        ---------
                                                                        (279,786)          (1,204)        (1,268)        (282,258)
                                                                       ---------        ---------        -------        ---------
Cash flows from financing activities:
  Net repayment of line of credit ..............................         (10,000)              --             --          (10,000)
  Issuance of common stock .....................................          50,400               --             --           50,400
  Borrowings of long-term debt, net of issuance costs ..........          27,724               --             --           27,724
  Borrowings on credit facility, net of issuance costs .........         183,808               --             --          183,808
  Principal payments on capital lease obligations ..............              --               --           (165)            (165)
  Other net activity with Parent ...............................          13,987          (18,813)         4,826               --
                                                                       ---------        ---------        -------        ---------
    Net cash used for financing activities .....................         265,919          (18,813)         4,661          251,767
                                                                       ---------        ---------        -------        ---------

Effect of exchange rate changes on cash ........................              11               --             --               11
                                                                       ---------        ---------        -------        ---------

Net increase in cash and cash equivalents ......................            (387)              --         (1,922)          (2,309)
Cash and cash equivalents, beginning of period .................           1,545               --          3,834            5,379
                                                                       ---------        ---------        -------        ---------
Cash and cash equivalents, end of period .......................       $   1,158        $      --        $ 1,912        $   3,070
                                                                       =========        =========        =======        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Holmes is a leading developer, manufacturer and marketer of quality, branded home comfort products, including fans, heaters, humidifiers and air purifiers. Holmes believes it has the leading U.S. market share in each of these product categories.

On February 5, 1999 Holmes completed its acquisition of Rival, a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with the acquisition, as described in Note 3 of the Company's Notes to Consolidated Financial Statements included herein, the Company issued $31.3 million of senior subordinated noted due in November 2007, bearing interest at 9 7/8%, and amended and restated its existing $100 million credit facility to have a total availability of $325 million. The Company also sold $50 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes' majority shareholder), and to members of Holmes' management and certain other co-investors. The initial borrowings of the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival's then existing indebtedness, and pay the fees and expenses of the transaction.

The Company had completed a recapitalization transaction in November 1997, in which the Company issued $105.0 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and entered into a $100.0 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock.

Accordingly, commencing in November 1997, the Company had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased the Company's indebtedness and will further increase interest expense substantially.

Sales of most of the Company's products follow seasonal patterns that affect the Company's results of operations. In general, the Company's sales of fans occur predominantly from January through June, and the Company's sales of heaters and humidifiers occur predominantly from July through December. Although air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, the Company's sales of these products tend to be greatest in advance of the winter months from July through December. A significant percentage of the products sold by Rival are given as gifts and, as such, sales volumes are higher in anticipation of the holiday season. In addition to the seasonal fluctuations in sales, the Company experiences seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier and air purifier products.

The Company's results of operations and balance sheet reflect the acquisition of Rival, in accordance with purchase accounting, from the consumation of the acquisition on February 5, 1999. Rival's size relative to Holmes signficantly influences comparisons between periods before and after the Rival acquisition.

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Net Sales. Net sales for the first quarter of fiscal 1999, which ended March 31, 1999, were $91.7 million compared to $44.9 million for the first quarter of fiscal 1998, which ended March 31, 1998, an increase of $46.8 million or 104.2%. Approximately $40.2 million, or 85.9%, of the increase in net sales can be attributed to the Rival acquisition. In addition, an increase in sales of Holmes' products of approximately $6.6 million is attributable to several larger customers taking their fan shipments earlier than in the previous year, as well as increases in heater and humidifier sales and accessory sales. As the increase in fan sales is largely due to the timing of customer orders, management anticipates fan sales in the second quarter of 1999 to remain flat or decline slightly from the comparable 1998 period. The increase in heater, humidifier and accessory sales can be attributed to the more seasonable winter weather experienced throughout the United States in the first quarter of 1999 versus the same period in 1998.

 Gross Profit. Gross profit for the first quarter of 1999 was $26.9 million compared to $14.1 million for the first quarter of 1998, an increase of $12.8 million or 90.8%. As a percentage of net sales, gross profit decreased to 29.3% for the first quarter of 1999 from 31.4% for the first quarter of 1998. The overall decrease in gross profit as a percentage of net sales is due to the Rival acquisition, as certain of Rival's products have historically had slightly lower margins than Holmes' product categories. On a stand alone basis, Holmes' gross profit increased from 31.4% to 32.3% in the first quarter of 1999 versus 1998 primarily due to the above-mentioned increases in net sales of heaters, humidifiers and accessories, which are the higher margin products.

Selling Expenses. Selling expenses for the first quarter of 1999 were $13.2 million compared to $4.8 million for the first quarter of 1998, an increase of $8.4 million or 175.0%, primarily as a result of the Rival acquisition, which accounted for approximately $6.1 million of the increase. As a percentage of net sales, selling expenses increased to 14.4% for the first quarter of 1999 from 10.7% for the first quarter of 1998. In addition to the Rival impact, the increase in selling expenses is due to an increase in the warranty reserve for potential heater returns and potential product recalls, as well as increased expenditures in the customer service department related to the increase in accessory sales. To a lesser extent, shipping costs increased as a result of the higher sales level. In addition, salaries and related benefits and travel costs were higher as the Company continues to build an infrastructure to support the integration of Rival.

General and Administrative Expenses. General and administrative expenses for the first quarter of 1999 were $5.7 million compared to $3.8 million for the first quarter of 1998, an increase of $1.9 million or 50.0%. As a percentage of net sales, general and administrative expenses decreased to 6.2% for the first quarter of 1999 from 8.3% for the first quarter of 1998. The increase in dollars and the decrease as a percentage of net sales is primarily attributable to the Rival acquisition. Additionally, the increase in dollars was due to Holmes incurring general and administrative expenses for integration consulting services in connection with the Rival acquisition.

Product Development Expenses. Product development expenses for the first quarter of 1999 were $2.2 million compared to $1.7 million for the first quarter of 1998, an increase of $0.5 million or 29.4%. As a percentage of net sales, product development expenses decreased to 2.4% for the first quarter of 1999 from 3.8% for the first quarter of 1998. The increased expenditures and the related decrease as a percentage of net sales was primarily due to the Rival acquisition.

Plant Closing Costs. The Company recorded $1.1 million in plant closing costs associated with Rival's previously announced closing of its New Haven, Indiana and Fayetteville, North Carolina plants. Approximately $0.6 million related to the expenses associated with the wind down of these two facilities and $0.5 million related to the write down of fixed assets at these facilities.

Interest and Other Expense, Net. Interest and other expense, net for the first quarter of 1999 was $6.0 million compared to $3.8 million for the first quarter of 1998, an increase of $2.2 million or 57.9%. The increase in interest expense is primarily due to the additional borrowings resulting from the new debt associated with the Rival acquisition.

Income Tax Expense (Benefit). Income tax expense (benefit) changed from an expense of $0.1 million in the first quarter of 1998 to a benefit of $0.3 million in the first quarter of 1999, as a result of the Company reporting a loss in the first quarter of 1999 as compared to income in the first quarter of 1998. The Company provides for taxes using a projected worldwide effective tax rate of 20% for the entire year.

Net Income. As a result of the foregoing factors, net loss for the first quarter of 1999 was $1.4 million, compared to net income of $0.3 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Following the recapitalization transaction in November, 1997 and the Rival acquisition in February, 1999, the Company is funding its liquidity requirements with cash flows from operations and borrowings under its Credit Facility. The primary liquidity requirements are for working capital and to service the Company's indebtedness. The Company believes that existing cash resources, cash flows from operations and borrowings under the Credit Facility will be sufficient to meet the Company's liquidity needs for the foreseeable future.

Cash provided by operations for the three months ended March 31, 1998 and 1999 was $14.8 million and $28.0 million, respectively. Cash provided by operations in the first quarter of 1999 primarily reflected a $21.9 million decrease in accounts receivable. Accounts receivable levels decreased significantly in the first quarter of 1999 as heavy cash collection activity typically follows the seasonally higher sales activity during the September to December time period. To a lesser extent, the decrease was due to an increase in shipments to customers from the Company's manufacturing facilities in the Far East, which are paid on faster terms than shipments from the Company's U.S. warehouses. Additionally, the Company has continued to increase its focus and administrative support in the credit and collections area, which has positively impacted accounts receivable balances. The increase in accrued expenses is attributable to the interest on the additional long-term debt issued (which is payable semi-annually in May and November) and the amended and restated Credit Facility entered into as part of the Rival acquisition.

Cash provided by (used for) financing activities for the three months ended March 31, 1998 and 1999 was $(8.9) million and $251.8 million, respectively. Cash used for financing in the first quarter of 1998 reflected repayments of the line of credit using cash flows from operations. The cash provided by financing activities in the first quarter of 1999 reflected the borrowings on the amended and restated credit facility and the issuance of common stock associated with the Rival acquisition.

The Company's capital expenditures, including assets acquired under capital leases, for the three months ended March 31, 1998 and 1999 were $1.6 million and $2.8 million, respectively, primarily for molds and tooling.

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

The Company entered into the Credit Facility in February, 1999. The Credit Facility amended and restated the Company's prior $100.0 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and $200.0 million, six-year revolving credit facility. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating convenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

YEAR 2000

The Year 2000 problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly read the Year 2000. If a system used by the Company or by a third party fails because of the inability to properly read the Year 2000 date, the results could have a material adverse effect on the Company. As described below, Holmes and Rival have developed plans to address the possible exposures related to their computer systems from the Year 2000. However, there can be no assurance that such measures will be sufficient to avoid Year 2000-related problems.

The Company has identified its Year 2000 risk to be in two general categories:
Information Technology Systems, including Electronic Data Interchange Systems
(EDI), and General Business Systems.

Information Technology Systems Including EDI. Holmes is currently in the process of transitioning to Rival's computer software system. The system is fully Year 2000 compliant, according to the vendor, and the Company anticipates that it will be operational by the end of the third quarter of 1999. In addition, all of Holmes' computer hardware has been or is in the process of being tested for Year 2000 compliance. Those systems that fail will be upgraded or replaced during the second quarter of 1999. As part of its transition to the Rival system, Holmes is implementing a new EDI system that will be fully Year 2000 compliant to prevent any interruption of data interchange from the many customers using this platform. Holmes anticipates that this system will be completed during the second quarter of 1999. Holmes intends to use both internal and external resources to test, reprogram or replace the software and hardware for Year 2000 modifications. The total specific project costs are difficult to determine as many of the upgrades and new implementations would have been made regardless of the Year 2000 issue. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, will be capitalized. All other remaining project costs will be expensed during 1999 and 2000.

Rival implemented its current corporate computer system in 1995. The system is Year 2000 compliant, according to the vendor as confirmed by full systems testing performed on August 8, 1998. The testing included rolling the date forward to January 15, 2000 and testing all function programs. The EDI system installation was completed by September 30, 1998. Rival has used both internal and external resources for testing. EDI transactions sets have been verified and registered with the National Retailers Foundation. Rival believes that any additional issues with computers are limited to stand alone personal computers. The upgrade of these computers is expected to be completed by June 30, 1999.

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

Holmes has sent out a comprehensive questionnaire to all significant customers and suppliers regarding their Year 2000 compliance. The questionnaires that Holmes has received back to date have tended to provide only vague assurances regarding Year 2000 matters, however. While Holmes intends to carefully monitor its supplier risks, Holmes cannot fully control each supplier, and there can be no guarantee that a Year 2000 problem that may originate with a supplier will not materially adversely affect Holmes. Holmes has not designed a specific contingency plan in the event of a Year 2000 failure caused by a supplier or other third party, but is working to identify issues as soon as possible. Finally, Holmes has determined that products that the Company manufactures and sells have no exposure related to the Year 2000 issue.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, the integration of the Rival acquisition, recent declines in the sales of many of Rival's products, the Company's degree of leverage, its dependence on major customers and key personnel, competition, risks associated with foreign and domestic sourcing and manufacturing, risks of the retail industry, potential product liability claims or recalls, the cost of labor and raw materials and the other factors discussed in the Company's filings with the Commission, such as its Registration Statement on Form S-4 (file number 333-77905). Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 1999, the carrying value of the Company's debt totaled $330.6 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair maket value but do impact earnings and cash flows, assuming other factors are held constant.

         At March 31, 1999, the Company had fixed rate debt of $135.6 million (including capital leases) and variable rate debt of $195.0 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $7.5 million. Based on the amount of variable rate debt outstanding at March 31, 1999, the earnings and cash flow impact for the next twelve months resulting from a one percentage point increase in interest rates would be approximately $1.4 million, net of tax, holding other variables constant.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal and similar proceedings arising in the ordinary course of the Company's business, including product liability and patent and trademark litigation and product recalls. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 5, 1999, in connection with and to help finance its acquisition of Rival, the Company issued and sold 9,922,243 shares of its Common Stock, $0.001 par value, at a price of $5.03918 per share, for an aggregate consideration of $50.0 million. The shares were sold in a private placement to the Company's existing shareholders, certain of their affiliates, and certain members of management, pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         The Company has filed a Registration Statement with the Commission relating to the exchange of $31.3 million aggregate principal amount of its Series D Senior Subordinated Notes due 2007 for an equal amount of Series C Senior Subordinated Notes due 2007 issued in connection with the Rival acquisition. The Series D Notes will be issued on the same terms as the Series C Notes. There will be no proceeds to the Company resulting from the exchange.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:  27.1 Financial Data Schedule

         b.       Reports on Form 8-K:

                  1. Current Report on Form 8-K dated January 25, 1999 reporting under Item 5, Other Events, certain information disclosed in connection with the Company's private placement of Series C Notes.

                  2. Current Report on Form 8-K dated February 5, 1999 reporting under Item 2, Acquisition or Disposition of Assets, the closing of the Company's acquisition of Rival.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HOLMES PRODUCTS CORP.
                                            ------------------------------------
                                            Registrant


May 14, 1999                                By: /s/ Jordan A. Kahn
                                                --------------------------------
                                                Jordan A. Kahn, President,
                                                Chief Executive Officer
                                                (Principal Executive Officer)

May 14, 1999                                By: /s/ Ira B. Morgenstern
                                                --------------------------------
                                                Ira B. Morgenstern,
                                                Senior Vice President of Finance
                                                (Principal Financial and
                                                Accounting Officer)