Form 10-Q/A
period 1999-03-31
HOLMES PRODUCTS CORP
filed 1999-06-18
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A*
                               (Amendment No. 1)

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

                  YES [X]                    NO [ ]


---------
* AMENDMENT OF PART I, ITEM 1, AS SET FORTH HEREIN.

    This Amendment to the Registrant's Quarterly Report on Form 10-Q is being filed to amend the following sections within Part I, Item 1:

    - In the "Consolidated Balance Sheet" at March 31, 1999 (unaudited), the line items "Assets held for sale" and "Deposits and other assets" are modified;

    - In Note 3 to "Notes to Consolidated Financial Statements," the first and second paragraphs are modified, as well as the line item "Net earnings
       (loss)" in the unaudited pro forma data table; and

    -  In the "Consolidating Balance Sheet" at March 31, 1999 which is part of
       Note 12 to "Notes to Consolidated Financial Statements," the line items "Assets held for sale" and "Deposits and other assets" are modified.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1998         1999 (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $  5,379           $  3,070
    Accounts receivable, net ...................................................     36,967             92,209
    Inventories ................................................................     53,340            151,831
    Prepaid expenses and other current assets ..................................      2,027              3,876
    Deferred income taxes ......................................................      4,983             11,500
    Income taxes receivable ....................................................         --              3,544
                                                                                   --------           --------
      Total current assets .....................................................    102,696            266,030

    Assets held for sale .......................................................         --              4,581
    Property and equipment, net ................................................     15,752             50,283
    Goodwill ...................................................................         --             85,597
    Deferred income taxes ......................................................        563                563
    Deposits and other assets ..................................................      3,174              8,246
    Debt issuance costs, net ...................................................      9,172             22,011
                                                                                   --------           --------
                                                                                   $131,357           $437,311
                                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of capital lease obligations and other debt ................   $    604           $    439
    Current portion of credit facility .........................................         --              4,838
    Accounts payable ...........................................................     15,004             30,001
    Accrued expenses ...........................................................     12,292             35,197
    Accrued income taxes .......................................................      3,707              3,485
                                                                                   --------           --------
      Total current liabilities ................................................     31,607             73,960

Capital lease obligations ......................................................        139                139
Credit facility ................................................................     10,000            190,162
Long-term debt .................................................................    105,000            135,000
Deferred income taxes ..........................................................         --              4,051
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.001 par value.  Authorized 12,500,000 shares as of
      December 31, 1998 and 25,000,000 as of March 31, 1999; issued and outstanding 10,200,815 shares at December 31, 1998 and
      20,296,877 shares at March 31, 1999 ......................................         10                 20
  Additional paid in capital ...................................................     16,985             67,715
  Accumulated other comprehensive income .......................................        (40)               (53)
  Treasury stock, at cost (18,620,450 shares) ..................................    (62,058)           (62,058)
  Retained earnings ............................................................     29,714             28,375
                                                                                   --------           --------
      Total stockholders' equity (deficit) .....................................    (15,389)            33,999
                                                                                   --------           --------
                                                                                   $131,357           $437,311
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

3.   ACQUISITION

     On February 5, 1999, the Company completed its acquisition of Rival for an aggregate of $279.5 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of The Rival Company (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.2 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of Holmes' common stock to investment funds affiliated with Holmes' majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $86.0 million and is being amortized on a straight-line basis over 35 years. The excess of the purchase price over the fair value of the net assets acquired reflects the adjustments necessary to allocate the purchase price to the fair value of assets acquired, liabilities assumed and additional liabilities recorded. Additional liabilities recorded include approximately $6.0 million of estimated restructuring costs comprised primarily of severance, employee relocation costs, and costs to exit duplicative office locations. The allocation of the purchase price to the net assets of Rival is preliminary. Management intends to complete its assessment of the fair value of assets acquired by December 31, 1999.

     Prior to the acquisition by Holmes, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities has been closed or is scheduled to be closed during fiscal 1999 and the Company plans to sell these properties. The estimated fair value of these properties has been reflected in the March 31, 1999 balance sheet as assets held for sale. Additionally, non-recurring wind down costs and fixed asset writedowns incurred during the quarter relating to these facilities have been included as plant closing costs in the consolidated statement of income for the three months ended March 31, 1999.

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

                                               Quarter ended     Quarter ended
     (in thousands)                            March 31, 1998    March 31, 1999
                                               --------------    --------------
                                                          (unaudited)

     Net revenues............................     $115,746           $114,014
     Net earnings (loss).....................       (1,341)            (6,068)



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
                                                            ========        ====           =======        ========      ========

            CONSOLIDATING BALANCE SHEET MARCH 31, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          GUARANTOR    NON-GUARANTOR
                                                             PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            --------    ------------   -------------    ------------  ------------

ASSETS
Current assets:
  Cash and cash equivalents ..............................  $  1,158      $      --        $ 1,912        $      --     $   3,070
  Accounts receivable, net ...............................    28,336         62,412          1,461               --        92,209
  Inventories ............................................    44,621         99,056         12,704           (4,550)      151,831
  Prepaid expenses and other current assets ..............       512            826          2,538               --         3,876
  Deferred income taxes ..................................     4,983          6,517             --               --        11,500
  Income taxes receivable ................................        --          3,544             --               --         3,544
  Due from affiliates ....................................   264,040             89         20,668         (284,797)           --
                                                            --------      ---------        -------        ---------     ---------
    Total current assets .................................   343,650        172,444         39,283         (289,347)      266,030
                                                            --------      ---------        -------        ---------     ---------

Assets held for sale .....................................        --          4,581             --               --         4,581
Property and equipment,net ...............................     2,888         34,754         12,741             (100)       50,283
Goodwill .................................................        --         85,597             --               --        85,597
Deferred income taxes ....................................       563             --             --               --           563
Deposits and other assets ................................    25,903          4,810            444             (900)       30,257
Investments in consolidated subsidiaries .................    26,283             --             --          (26,283)           --
                                                            --------      ---------        -------        ---------     ---------
                                                            $399,287      $ 302,186        $52,468        $(316,630)    $ 437,311
                                                            ========      =========        =======        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations
   and other debt ........................................  $     --      $      --        $   439        $      --     $     439
  Current portion of credit facility .....................     4,838             --             --               --         4,838
  Accounts payable .......................................     3,191         13,717         13,993             (900)    $  30,001
  Accrued expenses .......................................    14,116         18,547          2,534               --        35,197
  Accrued income taxes ...................................      (448)         1,544          2,389               --         3,485
  Due to affiliates ......................................    18,429        264,160          2,208         (284,797)           --
                                                            --------      ---------        -------        ---------     ---------
    Total current liabilities ............................    40,126        297,968         21,563         (285,697)       73,960
                                                            --------      ---------        -------        ---------     ---------
Capital lease obligations ................................        --             --            139               --           139
                                                            --------      ---------        -------        ---------     ---------
Credit facility ..........................................   190,162             --             --               --       190,162
                                                            --------      ---------        -------        ---------     ---------
Long-term debt ...........................................   135,000             --             --               --       135,000
                                                            --------      ---------        -------        ---------     ---------
Deferred income taxes ....................................        --          4,051             --               --         4,051
                                                            --------      ---------        -------        ---------     ---------
Stockholders' equity:
  Common stock, $.001 par value ..........................        20              2             --               (2)           20
  Common stock, $1 par value .............................        --             --            100             (100)           --
  Additional paid in capital..............................    67,715             --             --               --        67,715
  Accumulated other comprehensive income..................       (53)            ---            --               --           (53)
  Treasury stock .........................................   (62,058)            --             --               --       (62,058)
  Retained earnings ......................................    28,375            165         30,666          (30,831)       28,375
                                                            --------      ---------        -------        ---------     ---------
    Total stockholders' equity ...........................    33,999            167         30,766          (30,933)       33,999
                                                            --------      ---------        -------        ---------     ---------
                                                            $399,287      $ 302,186        $52,468        $(316,630)    $ 437,311
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
                                                                       =========        =========        =======        =========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOLMES PRODUCTS CORP.
                                           ------------------------------------
                                           Registrant


June 18, 1999                              By: /s/ Jordan A. Kahn
                                               --------------------------------
                                               Jordan A. Kahn, President,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

June 18, 1999                              By: /s/ Ira B. Morgenstern
                                               --------------------------------
                                               Ira B. Morgenstern,
                                               Senior Vice President of Finance
                                               (Principal Financial and
                                               Accounting Officer)