Form 10-Q
period 1999-06-30
HOLMES PRODUCTS CORP
filed 1999-08-12
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                       COMMISSION FILE NUMBERS: 333-44473
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES [X]          NO [  ]

                              HOLMES PRODUCTS CORP.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1998 AND JUNE 30, 1999
                (UNAUDITED)                                                                                    3

                CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS AND
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999 (UNAUDITED)                                   4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                JUNE 30, 1998 AND JUNE 30, 1999 (UNAUDITED)                                                    5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                     6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                              19

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         24

PART II.   OTHER INFORMATION                                                                                  25

           SIGNATURES                                                                                         26


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,       JUNE 30,
                                                                                     1998        1999 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents .................................................    $  5,379          $  1,528
    Accounts receivable, net ..................................................      36,967            99,179
    Inventories ...............................................................      53,340           146,875
    Prepaid expenses and other current assets .................................       2,027             2,748
    Deferred income taxes .....................................................       4,983            11,080
    Income taxes receivable ...................................................        --               3,544
                                                                                   --------          --------
      Total current assets ....................................................     102,696           264,954

    Assets held for sale ......................................................        --               3,062
    Property and equipment, net ...............................................      15,752            50,660
    Goodwill ..................................................................        --              84,969
    Deferred income taxes .....................................................         563               563
    Deposits and other assets .................................................       3,174             9,940
    Debt issuance costs, net ..................................................       9,172            21,544
                                                                                   --------          --------
                                                                                   $131,357          $435,692
                                                                                   ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of capital lease obligations and other debt ...............    $    604          $    410
    Current portion of credit facility ........................................        --               4,838
    Accounts payable ..........................................................      15,004            26,582
    Accrued expenses ..........................................................      12,292            31,739
    Accrued income taxes ......................................................       3,707             3,457
                                                                                   --------          --------
      Total current liabilities ...............................................      31,607            67,026

Capital lease obligations .....................................................         139              --
Credit facility ...............................................................      10,000           199,462
Long-term debt ................................................................     105,000           135,038
Deferred income taxes .........................................................        --               4,051
Commitments and contingencies
Stockholders' equity (deficit):
     Common stock, $.001 par value. Authorized 12,500,000 shares as of December
     31, 1998 and 25,000,000 as of June 30, 1999; issued and outstanding
     10,200,815 shares at December 31, 1998 and 20,336,877 shares at
     June 30, 1999.............................................................          10                20
  Additional paid in capital ..................................................      16,985            67,915
  Accumulated other comprehensive income ......................................         (40)                5
  Treasury stock, at cost (18,620,450 shares) .................................     (62,058)          (62,058)
  Retained earnings ...........................................................      29,714            24,233
                                                                                   --------          --------

      Total stockholders' equity (deficit) ....................................     (15,389)           30,115
                                                                                   --------          --------
                                                                                   $131,357          $435,692
                                                                                   ========          ========



The accompanying notes are an integral part of these consolidated financial statements

                              HOLMES PRODUCTS CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30, 1998  JUNE 30, 1999   JUNE 30, 1998 JUNE 30, 1999
   Net sales.....................................................         $46,343      $115,856         $91,238     $207,525
   Cost of goods sold............................................          36,616        86,500          67,446      151,248
                                                                          -------      --------         -------     --------
     Gross profit................................................           9,727        29,356          23,792       56,277


   Operating expenses:
     Selling.....................................................           4,142        15,092           8,512       28,264
     General and administrative .................................           4,053         8,312           8,242       13,997
     Product development.........................................           1,433         2,439           3,124        4,658
     Plant closing costs.........................................             --          1,020             --         2,169
     Amortization of goodwill and other intangible assets........             --            752             --         1,198
                                                                          -------      --------         -------     --------
       Total operating expenses..................................           9,628        27,615          19,878       50,286
                                                                          -------      --------         -------     --------

       Operating profit..........................................              99         1,741           3,914        5,991
                                                                          -------      --------         -------     --------

   Other income and expense:
     Interest and other expense, net.............................           3,407         6,845           6,840       12,894
                                                                          -------      --------         -------     --------

   Income (loss) before income taxes and equity in
   earnings from joint venture ..................................          (3,308)       (5,104)         (2,926)      (6,903)
   Income tax expense (benefit)..................................            (520)       (1,021)           (424)      (1,359)
   Equity in earnings from joint venture.........................              --            --              --          108
                                                                          -------      --------         -------     --------
       Net income (loss).........................................         $(2,788)     $ (4,083)        $(2,502)    $ (5,436)
                                                                          ========     =========        =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                  JUNE 30, 1998   JUNE 30, 1999
Cash flows from operating activities:
  Net income (loss) .....................................................................            $(2,502)     $(5,436)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization .......................................................              3,217        7,622
    Amortization of debt issuance costs .................................................                586        1,446
    Change in allowance for doubtful accounts ...........................................                271          475
    (Gain) loss on disposal of assets ...................................................               --            (31)
    Deferred income taxes ...............................................................               (484)         527
    Changes in operating assets and liabilities:

      Accounts receivable ...............................................................              6,423       14,580
      Inventories .......................................................................             (6,306)      11,012
      Prepaid expenses and other current assets .........................................                 92        1,091
      Income taxes receivable ...........................................................               (943)        --
      Deposits and other assets .........................................................             (2,410)        (727)
      Accounts payable ..................................................................              1,313       (6,945)
      Accrued expenses ..................................................................             (1,575)      (2,133)
      Accrued income taxes ..............................................................                989       (1,510)
                                                                                                     -------      -------
    Net cash provided by (used for) operating activities ................................             (1,329)      19,971
                                                                                                     -------      -------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired .........................................               --       (279,546)
  Contribution in joint venture .........................................................               --            (25)
  Proceeds from sale of assets held for sale ............................................               --          1,519
  Distribution of earnings from joint venture ...........................................               --            108
  Purchases of property and equipment ...................................................             (2,873)      (6,115)
                                                                                                     -------     --------
    Net cash used for investing activities ..............................................             (2,873)    (284,059)
                                                                                                     -------     --------

Cash flows from financing activities:
  Net borrowing (repayment) of line of credit ...........................................              2,496      (10,000)
  Issuance of common stock ..............................................................                681       50,400
  Borrowings of long- term debt, net of issuance costs ..................................               --         27,464
  Borrowings on credit facility, net of issuance costs ..................................               --        193,055
  Debt issuance costs ...................................................................               (194)        (350)
  Principal payments on capital lease obligations .......................................               (322)        (333)
                                                                                                     -------     --------
    Net cash provided by financing activities ...........................................              2,661      260,236
                                                                                                     -------     --------

Effect of exchange rate changes on cash .................................................               --              1
                                                                                                     -------     --------

Net (decrease) in cash and cash equivalents .............................................             (1,541)      (3,851)
Cash and cash equivalents, beginning of period ..........................................              5,141        5,379
                                                                                                     -------     --------
Cash and cash equivalents, end of period ................................................            $ 3,600     $  1,528
                                                                                                     =======     ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................................................            $ 6,465     $ 12,334
   Cash paid for (refunds of) income taxes ..............................................            $   437     $   (118)

Non cash transactions:
    During 1999 the Company issued 99,207 shares of common stock for the fair value of services received from a vendor totaling $500,000.


The accompanying notes are an integral part of these consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.   NATURE OF BUSINESS

     Holmes Products Corp. ("Holmes" or "HPC") designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, filters, accessories and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe.

     The Rival Company ("Rival") and its subsidiaries design, manufacture and market small kitchen, home environment and personal care appliances, commercial and industrial fans, and ventilation equipment as well as sump, well and utility pumps. Rival sells its products to retail and industrial customers, primarily in the U.S. and Canada and, to a larger degree than HPC, internationally. Rival is a wholly-owned subsidiary of HPC, having been acquired by HPC on February 5, 1999.

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

     Prior to the acquisition by Holmes, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities has been closed or is scheduled to be closed during fiscal 1999 and the Company plans to sell these properties. One of the properties was sold during June 1999 resulting in no gain or loss. Proceeds from the sale were $1,519,000 net of selling expenses. The estimated fair value of the remaining two properties has been reflected in the June 30, 1999 balance sheet as assets held for sale. Additionally, wind down costs and fixed asset writedowns relating to these facilities have been included as plant closing costs in the consolidated statement of income for the three and six months ended June 30, 1999.

     In connection with the acquisition, the Company recorded a restructuring charge of $6.0 million in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." This reserve related to management severance costs and other employee related costs and international and domestic facility exit costs. The reserve at June 30, 1999 is as follows (in thousands):

                                                                                       Administrative
                                                                        Employee          Facility
                                                                     Severance and        Exit and       Total Accrued
                                                                    Relocation Costs    Other Costs      Restructuring
                                                                    ----------------   --------------    -------------
     Restructuring accrual at February 5, 1999                             $4,774         $ 1,226          $6,000
     Cash payments made                                                      (761)             --            (761)
                                                                           ------         -------          ------
     Balance at June 30, 1999                                              $4,013         $ 1,226          $5,239

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

                                                                                           SIX MONTHS ENDED  SIX MONTHS ENDED
(IN THOUSANDS)                                                                               JUNE 30, 1998     JUNE 30, 1999
--------------                                                                             ----------------  ----------------
                                                                                                       (UNAUDITED)

Net sales................................................................................     $243,608           $229,870
Net earnings (loss)......................................................................       (8,040)           (13,758)


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

5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of June 30, 1999, the Company's results of operations for the three months and six months ended June 30, 1998 and 1999 and cash flows for the six months ended June 30, 1998 and 1999. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K and its Registration Statement on Form S-4 (file number 333-77905), which include or incorporate by reference HPC's audited financial statements for the year ended December 31, 1998, as well as certain financial statements of Rival. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 75% of the inventories and the last-in, first-out method (LIFO) for the remaining 25% of the inventory. Inventories are as follows:

                                                                       DECEMBER 31, 1998       JUNE 30, 1999
                                                                       -----------------       -------------
Finished goods                                                            $34,620,000          $ 95,383,000
Raw materials                                                               7,930,000            41,622,000
Work-in-process                                                            10,790,000            10,120,000
                                                                          -----------          ------------
                                                                           53,340,000           147,125,000
Less LIFO allowance                                                               --               (250,000)
                                                                          -----------          ------------
                                                                          $53,340,000          $146,875,000
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

    Long term debt consists of the following:

 (IN THOUSANDS)                                                                              DECEMBER 31, 1998   JUNE 30,1999
                                                                                             -----------------   ------------
Credit Facility............................................................................       $ 10,000         $204,300
9 7/8% Senior Subordinated Notes, net of unamortized discount of $1.2 million at
  June 30, 1999 ($0 in 1998)...............................................................        105,000          135,038
                                                                                                  --------         --------
Total debt.................................................................................        115,000          339,338
 Less current maturities...................................................................            --             4,838
                                                                                                  --------         --------
 Long-term debt............................................................................       $115,000         $334,500

     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party.

8.   COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                                                                     THREE MONTHS ENDED
 (IN THOUSANDS)                                                                                  JUNE 30, 1998    JUNE 30,1999
                                                                                                 -------------    ------------
Net Earnings (loss)......................................................................           $(2,788)        $(4,083)
Foreign currency translation adjustments.................................................                (8)             58
                                                                                                    -------         -------

  Comprehensive income...................................................................           $(2,796)        $(4,025)

                                                                                                      SIX MONTHS ENDED
                                                                                                 JUNE 30, 1998    JUNE 30,1999
                                                                                                 -------------    ------------
Net Earnings (loss)......................................................................           $(2,502)        $(5,436)
Foreign currency translation adjustments.................................................               (28)             45
                                                                                                    -------         -------

  Comprehensive income...................................................................           $(2,530)        $(5,391)


9.   BUSINESS SEGMENTS

     The Company manages its operations through four business segments: consumer durables, industrial and building supply (industrial), international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot (R) slow cookers, toasters, ice cream freezers, can openers, showerheads, massagers and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products and are considered one business segment due to the similar customer base and distribution channels. The industrial segment sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S. The international segment sells the Company's products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL. For disclosure purposes, the industrial segment and international segment are shown as "Other" as neither segment comprises greater than 10% of net sales separately or in the aggregate.

     The Company evaluates performance in part based upon operating income, which it defines as gross profit less selling, general and administrative, product development expenses and amortization of goodwill and other intangible assets.

     Prior to the Rival acquisition as described in Note 3 above, Holmes had two business segments: manufacturing and distribution. The information for the three and six months ended June 30, 1998 has been reclassified to conform to the new presentation.

     Summary financial information for each reportable segment for the three and six month periods ended June 30, 1999 and 1998 is as follows (in thousands):

                                                                       CONSUMER                                     CONSOLIDATED
                                                                       DURABLES  FAR EAST    OTHER   ELIMINATIONS       TOTAL
                                                                       --------  --------    -----   ------------   ------------

THREE MONTHS ENDED JUNE 1999
Net sales.......................................................       $ 96,299   $35,894   $18,407      $(34,744)    $115,856
Operating income(loss)..........................................          1,508     3,120    (2,017)         (870)       1,741

SIX MONTHS ENDED JUNE 1999
Net sales.......................................................       $176,632   $68,424   $27,565      $(65,096)    $207,525
Operating income(loss)..........................................          1,778     7,793    (2,510)       (1,070)       5,991

THREE MONTHS ENDED JUNE 1998
Net sales.......................................................       $ 43,367   $25,120   $ 2,069      $(24,213)    $ 46,343
Operating income(loss)..........................................         (1,368)    3,237       (99)       (1,671)          99

SIX MONTHS ENDED JUNE 1998
Net sales.......................................................       $ 85,750   $55,929   $ 2,355      $(52,796)    $ 91,238
Operating income(loss)..........................................         (1,615)    7,863      (218)       (2,116)       3,914


The following information is summarized by geographic area (in thousands):

                                                                                                          OTHER     CONSOLIDATED
                                                                             UNITED STATES  FAR EAST  INTERNATIONAL     TOTAL
                                                                             -------------  --------  ------------- ------------
Net sales:
  Three months ended June 30, 1999....................................          $104,655     $1,150     $10,051      $115,856
  Three months ended June 30, 1998....................................            43,367        907       2,069        46,343

  Six months ended June 30, 1999......................................           188,422      3,328      15,775       207,525
  Six months ended June 30, 1998......................................            85,750      3,133       2,355        91,238

Identifiable assets:
  June 30, 1999.......................................................           342,998     53,429      17,721       414,148
    Corporate assets at June 30, 1999.................................                                                 21,544
                                                                                                                     --------
      Total assets at June 30, 1999...................................                                                435,692

  December 31, 1998...................................................            83,384     33,980       4,821       122,185
    Corporate assets at December 31, 1998.............................                                                  9,172
                                                                                                                     --------
      Total assets at December 31, 1998...............................                                               $131,357


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

     Corporate assets at June 30, 1999 and December 31, 1998 represent debt issuance costs associated with the Company's senior subordinated notes and credit facility. As these borrowings support operations on a worldwide basis, these deferred costs have been excluded from the individual geographic areas. All of the Company's other assets are used in the operations of individual entities in the different geographic areas.


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

12.  CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 7 were issued by HPC and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by HPC's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"), or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by HPC, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) HPC, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by HPC), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Canada, Bionaire International B.V., The Rival Company of Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V. the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 14 of the Company's audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1998 (IN THOUSANDS)

                                                                 GUARANTOR       NON-GUARANTOR
                                                    PARENT      SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    ------      ------------     -------------    ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ..................       $  1,545          $--            $ 3,834       $     --       $  5,379
  Accounts receivable, net ...................         35,558           --              1,409             --         36,967
  Inventories ................................         44,748           --             13,142         (4,550)        53,340
  Prepaid expenses and other current assets ..            869           --              1,158             --          2,027
  Deferred income taxes ......................          4,983           --                 --             --          4,983
  Income taxes receivable ....................             --           --                 --             --             --
  Due from affiliates ........................            (89)         $89             14,066        (14,066)            --
                                                     --------          ---            -------        -------       --------
    Total current assets .....................         87,614           89             33,609        (18,616)       102,696
                                                     --------          ---            -------        -------       --------
Property and equipment,net ...................          3,132           --             12,520            100         15,752
Deferred income taxes ........................            563           --                 --             --            563
Deposits and other assets ....................         12,020            1                425           (100)        12,346
Investments in consolidated subsidiaries .....         19,677           --                 --        (19,677)            --
                                                     --------           --            -------        -------       --------
                                                     $123,006          $90            $46,554       $(38,293)      $131,357
                                                     ========          ===            =======       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations
   and other debt ............................      $      --          $--            $   604       $     --       $    604
  Accounts payable ...........................          2,400           --             12,604             --         15,004
  Accrued expenses ...........................          8,960           --              3,332             --         12,292
  Accrued income taxes .......................          1,922           --              1,785             --          3,707
  Due to affiliates ..........................         10,113           --              3,953        (14,066)            --
                                                    ---------          ---             ------       --------       --------
    Total current liabilities ................         23,395           --             22,278        (14,066)        31,607
                                                    ---------          ---             ------       --------       --------
Capital lease obligations ....................             --           --                139             --            139
                                                    ---------          ---             ------       --------       --------
Line of credit ...............................         10,000           --                 --             --         10,000
                                                    ---------          ---             ------       --------       --------
Long-term debt ...............................        105,000           --                 --             --        105,000
                                                    ---------          ---             ------       --------       --------
Stockholders' equity (deficit):
  Common stock,  $.001 par value .............             10            1                 --             (1)            10
  Common stock, $1 par value .................             --           --               100            (100)            --
  Additional paid in capital .................         16,985           --                 --             --         16,985
  Accumulated other comprehensive income .....            (40)          --                 --             --            (40)
  Treasury stock .............................        (62,058)          --                 --             --        (62,058)
  Retained earnings ..........................         29,714           89             24,037        (24,126)        29,714
                                                    ---------          ---            -------       --------       --------
    Total stockholders' equity (deficit) .....        (15,389)          90             24,137        (24,227)       (15,389)
                                                    ---------          ---            -------       --------       --------
                                                    $ 123,006          $90            $46,554       $(38,293)      $131,357
                                                    =========          ===            =======       ========       ========


            CONSOLIDATING BALANCE SHEET JUNE 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            GUARANTOR      NON-GUARANTOR
                                                              PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                              ------       ------------   -------------   ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents .............................    $     48        $   (230)       $ 1,710      $      --     $  1,528
  Accounts receivable, net ..............................      31,425          52,595         15,159             --       99,179
  Inventories ...........................................      48,402          81,606         22,317         (5,450)     146,875
  Prepaid expenses and other current assets .............       1,522             669            557             --        2,748
  Deferred income taxes .................................       4,983           4,864          1,233             --       11,080
  Income taxes receivable ...............................          --           3,544             --             --        3,544
  Due from affiliates ...................................     251,427           9,579         11,974        272,980           --
                                                             --------        --------        -------      ---------     --------
    Total current assets ................................     337,807         152,627         52,950       (278,430)     264,954
                                                             --------        --------        -------      ---------     --------

Assets held for sale ....................................          --           3,062             --             --        3,062
Property and equipment,net ..............................       2,723          34,542         13,495           (100)      50,660
Goodwill ................................................          --          82,981          1,988             --       84,969
Deferred income taxes ...................................         563              --             --             --          563
Deposits and other assets ...............................      25,238           4,429          2,717           (900)      31,484
Investments in consolidated subsidiaries ................      29,480              --             --        (29,480)          --
                                                             --------        --------        -------      ---------     --------
                                                             $395,811        $277,641        $71,150      $(308,910)    $435,692
                                                             ========        ========        =======      =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current portion of capital lease
    obligations .........................................    $     --        $     --        $   410      $      --     $    410
   and other debt
  Current portion of credit facility ....................       4,838              --             --             --        4,838
  Accounts payable ......................................       2,646           9,891         14,945           (900)      26,582
  Accrued expenses ......................................      10,173          16,195          5,371             --       31,739
  Accrued income taxes ..................................      (2,472)          3,292          2,637             --        3,457
  Due to affiliates .....................................      16,011         243,353         13,616       (272,980)          --
                                                             --------        --------        -------      ---------     --------
    Total current liabilities ...........................      31,196         272,731         36,979       (273,880)      67,026
                                                             --------        --------        -------      ---------     --------
Credit facility .........................................     199,462              --             --             --      199,462
                                                             --------        --------        -------      ---------     --------
Long-term debt ..........................................     135,038              --             --             --      135,038
                                                             --------        --------        -------      ---------     --------
Deferred income taxes ...................................          --           4,051             --             --        4,051
                                                             --------        --------        -------      ---------     --------
Stockholders' equity:
  Common stock, $.001 par value .........................          20               2             --             (2)          20
  Common stock, $1 par value ............................          --              --            100           (100)          --
  Additional paid in capital ............................      67,915              --             --             --       67,915
  Accumulated other comprehensive income ................           5              --             63            (63)           5
  Treasury stock ........................................     (62,058)             --             --             --      (62,058)
  Retained earnings .....................................      24,233             857         34,008        (34,865)      24,233
                                                             --------        --------        -------      ---------     --------
    Total stockholders' equity ..........................      30,115             859         34,171        (35,030)      30,115
                                                             --------        --------        -------      ---------     --------
                                                             $395,811        $277,641        $71,150      $(308,910)    $435,692
                                                             ========        ========        =======      =========     ========


                         CONSOLIDATING INCOME STATEMENT
                 THREE MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         GUARANTOR    NON-GUARANTOR
                                                            PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            ------     ------------   -------------   ------------  ------------

Net sales ................................                  $43,367        $ --          $27,189        $(24,213)    $46,343
Cost of goods sold .......................                   37,416          --           21,742         (22,542)     36,616
                                                            -------        ----          -------        --------     -------
  Gross profit ...........................                    5,951          --            5,447          (1,671)      9,727
                                                            -------        ----          -------        --------     -------
Operating expenses:
  Selling ................................                    4,010          --              132              --       4,142
  General and administrative .............                    1,905          --            2,148              --       4,053
  Product development ....................                    1,404          --               29              --       1,433
                                                            -------        ----          -------        --------     -------
    Total operating expenses .............                    7,319          --            2,309              --       9,628
                                                            -------        ----          -------        --------     -------
    Operating profit (loss) ..............                   (1,368)         --            3,138          (1,671)         99
                                                            -------        ----          -------        --------     -------
Other income (expense):
  Interest and other (income) expense,
   net....................................                    3,700          --             (276)            (17)      3,407
                                                            -------        ----          -------        --------     -------

Income (loss) before income taxes and
equity in income of consolidated
 subsidiaries.............................                    (5,068)        --            3,414          (1,654)     (3,308)
Income tax expense (benefit) .............                     (295)         --              298            (523)       (520)
                                                            -------        ----          -------        --------     -------
Income (loss) before equity in income of
 Consolidated subsidiaries ...............                   (4,773)         --            3,116          (1,131)     (2,788)
Equity in income of consolidated
 subsidiaries.............................                    1,985          --               --          (1,985)         --
                                                            -------        ----          -------        --------     -------
subsidiaries

Net income (loss) ........................                  $(2,788)       $ --          $ 3,116        $ (3,116)    $(2,788)
                                                            =======        ====          =======        ========     =======


                         CONSOLIDATING INCOME STATEMENT
                 THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      GUARANTOR      NON-GUARANTOR
                                                          PARENT    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                          ------    ------------     -------------    ------------   ------------
  Net sales ................................             $41,730      $58,396          $50,474         $(34,744)      $115,856
  Cost of goods sold .......................              32,459       45,457           42,458          (33,874)        86,500
                                                         -------      -------          -------         --------       --------
    Gross profit ...........................               9,271       12,939            8,016             (870)        29,356
                                                         -------      -------          -------         --------       --------
  Operating expenses:
    Selling ................................               4,834        8,054            2,204               --         15,092
    General and administrative .............               2,673        2,329            3,310               --          8,312
    Product development ....................               1,690          767              (18)              --          2,439
    Plant closing costs ....................                  --        1,020               --               --          1,020
    Amortization of goodwill and other
      intangible assets ....................                  --          722               30               --            752
                                                         -------      -------          -------         --------       --------
      Total operating expenses .............               9,197       12,892            5,526               --         27,615
                                                         -------      -------          -------         --------       --------
      Operating profit (loss) ..............                  74           47            2,490             (870)         1,741
                                                         -------      -------          -------         --------       --------
  Other (income) and expense:
    Interest and other (income) expense, net               9,112       (1,340)            (927)              --          6,845
                                                         -------      -------          -------         --------       --------
  Income (loss) before income taxes, equity
  in income of consolidated subsidiaries and
    equity in earnings from joint venture ..              (9,038)       1,387            3,417             (870)        (5,104)
  Equity in earnings from  joint venture ...                  --           --               --               --             --
  Income tax expense (benefit) .............              (1,753)         694               38               --         (1,021)
                                                         -------      -------          -------         --------       --------

  Income (loss) before equity in income of
    consolidated subsidiaries ..............              (7,285)         693            3,379             (870)        (4,083)
  Equity in income of consolidated
   subsidiaries.............................               3,202           --               --           (3,202)            --
                                                         -------      -------          -------         --------       --------
  Net income (loss) ........................             $(4,083)     $   693          $ 3,379         $ (4,072)      $ (4,083)
                                                         =======      =======          =======         ========       ========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     GUARANTOR      NON-GUARANTOR
                                                        PARENT      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        ------      ------------    -------------    ------------   ------------
Net sales ................................              $85,750        $              $58,284         $(52,796)      $91,238
Cost of goods sold .......................               72,163             --         45,963          (50,680)       67,446
                                                        -------        -------        -------         --------       -------
  Gross profit ...........................               13,587             --         12,321           (2,116)       23,792
                                                        -------        -------        -------         --------       -------
Operating expenses:
  Selling ................................                8,191             --            321               --         8,512
  General and administrative .............                3,922             --          4,320               --         8,242
  Product development ....................                3,089             --             35               --         3,124
  Plant closing costs ....................                   --             --             --               --            --
  Amortization of goodwill and other
    intangible assets ....................                   --             --             --               --            --
                                                        -------        -------        -------         --------       -------
    Total operating expenses .............               15,202             --          4,676               --        19,878
                                                        -------        -------        -------         --------       -------
    Operating profit (loss) ..............               (1,615)            --          7,645           (2,116)        3,914
                                                        -------        -------        -------         --------       -------
Other (income) and expense:
  Interest and other (income) expense, net                7,202             --           (345)             (17)        6,840
                                                        -------        -------        -------         --------       -------
Income (loss) before income taxes, equity
in income of consolidated subsidiaries and
equity in earnings from joint venture ....               (8,817)            --          7,990           (2,099)       (2,926)
Equity in earnings from  joint venture ...                   --             --             --               --            --
Income tax expense (benefit) .............                 (681)            --            757             (500)         (424)
                                                        -------        -------        -------         --------       -------

Income (loss) before equity in income of
  consolidated subsidiaries ..............               (8,136)            --          7,233           (1,599)       (2,502)
Equity in income of consolidated
 subsidiaries.............................                5,634             --             --           (5,634)           --
                                                        -------        -------        -------         --------       -------
Net income (loss) ........................              $(2,502)       $    --        $ 7,233         $ (7,233)      $(2,502)
                                                        =======        =======        =======         ========       =======

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       GUARANTOR    NON-GUARANTOR
                                                         PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ------      ------------   -------------  ------------   ------------
  Net sales ................................             $89,793        $98,629        $84,199       $(65,096)       $207,525
  Cost of goods sold .......................              70,733         75,338         69,203        (64,026)        151,248
                                                         -------        -------        -------       --------        --------
    Gross profit ...........................              19,060         23,291         14,996         (1,070)         56,277
                                                         -------        -------        -------       --------        --------
  Operating expenses:
    Selling ................................              11,332         14,306          2,626             --          28,264
    General and administrative .............               4,609          4,066          5,322             --          13,997
    Product development ....................               3,329          1,329             --             --           4,658
    Plant closing costs ....................                  --          2,169             --             --           2,169
    Amortization of goodwill and other
      intangible assets ....................                  --          1,168             30             --           1,198
                                                         -------        -------        -------       --------        --------
      Total operating expenses .............              19,270         23,038          7,978             --          50,286
                                                         -------        -------        -------       --------        --------
      Operating profit (loss) ..............                (210)           253          7,018         (1,070)          5,991
                                                         -------        -------        -------       --------        --------
  Other (income) and expense:
    Interest and other (income) expense, net              15,708         (1,426)        (1,388)            --          12,894
                                                         -------        -------        -------       --------        --------
  Income (loss) before income taxes, equity
  in income of consolidated subsidiaries and
  equity in earnings from joint venture ....             (15,918)         1,679          8,406         (1,070)         (6,903)
  Equity in earnings from  joint venture ...                 108             --             --             --             108
  Income tax expense (benefit) .............              (2,500)           910            231             --          (1,359)
                                                         -------        -------        -------       --------        --------

  Income (loss) before equity in income of
    consolidated subsidiaries ..............             (13,310)           769          8,175         (1,070)         (5,436)
  Equity in income of consolidated
  subsidiaries..............................               7,874             --             --         (7,874)             --
                                                         -------        -------        -------       --------        --------
  Net income (loss) ........................             $(5,436)       $   769        $ 8,175       $ (8,944)       $ (5,436)
                                                         =======        =======        =======       ========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1998 AND 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            GUARANTOR        NON-GUARANTOR
                                                           PARENT          SUBSIDIARIES       SUBSIDIARIES       CONSOLIDATED
                                                           ------          ------------       -------------      ------------
SIX MONTHS ENDED JUNE 30, 1998
Net cash provided by operating activities .....             $  (2,142)       $    --            $  813           $ (1,329)
                                                            ---------        -------            ------           --------
Cash flows from investing activities:
  Purchases of property and equipment .........                (2,289)            --              (584)            (2,873)
                                                            ---------        -------            ------           --------

Cash flows from financing activities:
  Debt issuance costs .........................                  (194)            --                --               (194)
  Net borrowing of line of credit .............                   500             --             1,996              2,496
  Principal payments on capital lease
  obligations .................................                    --             --              (322)              (322)
  Issuance of common stock ....................                   681             --                --                681
  Other net activity with Parent ..............                   152             --              (152)                --
                                                            ---------        -------            ------           --------
    Net cash used for financing activities ....                 1,139             --             1,522              2,661
                                                            ---------        -------            ------           --------

Net increase (decrease) in cash and cash
  equivalents .................................                (3,292)            --             1,751             (1,541)
Cash and cash equivalents, beginning of
  period ......................................                 3,741             --             1,400              5,141
                                                            ---------        -------            ------           --------
Cash and cash equivalents, end of period ......             $     449        $    --            $3,151           $  3,600
                                                            =========        =======            ======           ========
SIX MONTHS ENDED JUNE 30, 1999

Net cash provided by operating activities .....             $ (15,898)       $29,616            $6,253           $ 19,971
                                                            ---------        -------            ------           --------
Cash flows from investing activities:
  Acquisition of business, net of cash
  acquired ....................................              (279,546)            --                --           (279,546)
  Contribution in joint venture ...............                   (25)            --                --                (25)
  Proceeds from sales of assets held for
  sale ........................................                    --          1,519                --              1,519
  Distribution of earnings from joint
  venture .....................................                   108             --                --                108
  Purchases of property and equipment .........                  (564)        (2,837)           (2,714)            (6,115)
                                                            ---------        -------            ------           --------
                                                             (280,027)        (1,318)           (2,714)          (284,059)
                                                            ---------        -------            ------           --------
Cash flows from financing activities:
  Net repayment of line of credit .............               (10,000)            --                --            (10,000)
  Issuance of common stock ....................                50,400             --                --             50,400
  Borrowings of long-term debt, net of issuance
  costs .......................................                27,464             --                --             27,464
  Borrowings on credit facility, net of
  issuance costs ..............................               193,055             --                --            193,055
  Principal payments on capital lease
  obligations .................................                    --             --              (333)              (333)
  Debt issuance costs .........................                  (350)            --                --               (350)
  Other net activity with Parent ..............                33,834        (28,055)           (5,779)               --
                                                            ---------        -------            ------           --------
    Net cash used for financing activities ....               294,403        (28,055)           (6,112)           260,236
                                                            ---------        -------            ------           --------

Effect of exchange rate changes on cash .......                    25             --               (24)                 1
                                                            ---------        -------            ------           --------

Net increase in cash and cash equivalents .....                (1,497)           243            (2,597)            (3,851)
Cash and cash equivalents, beginning of period                  1,545           (473)            4,307              5,379
                                                            ---------        -------            ------           --------
Cash and cash equivalents, end of period ......             $      48        $  (230)           $1,710           $  1,528
                                                            =========        =======            ======           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Holmes is a leading developer, manufacturer and marketer of quality, branded home comfort products, including fans, heaters, humidifiers and air purifiers. Holmes believes it has the leading U.S. market share in each of these product categories.

On February 5, 1999 Holmes completed its acquisition of Rival, a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with the acquisition, as described in Note 3 of the Company's Notes to Consolidated Financial Statements included herein, the Company issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and amended and restated its existing $100.0 million credit facility to provide for a total availability of $325.0 million. The Company also sold $50.0 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes' majority shareholder), and to members of Holmes' management and certain other co-investors. The initial borrowings of the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival's then existing indebtedness, and pay the fees and expenses of the transaction.

The Company had completed a recapitalization transaction in November 1997, in which the Company issued $105.0 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and entered into a $100.0 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay the Company's then existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock.

Accordingly, commencing in November 1997, the Company had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased the Company's indebtedness and will further increase interest expense substantially.

Sales of most of the Company's products follow seasonal patterns that affect the Company's results of operations. In general, the Company's sales of fans occur predominantly from January through June, and the Company's sales of heaters and humidifiers occur predominantly from July through December. Although kitchen electrics, air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, the Company's sales of these products tend to be greatest in advance of the winter months from July through December. A significant percentage of the products sold by Rival are given as gifts and, as such, sales volumes are higher in anticipation of the holiday season. In addition to the seasonal fluctuations in sales, the Company experiences seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on kitchen electrics, heater, humidifier and air purifier products.

The Company's results of operations and balance sheet reflect the acquisition of Rival, in accordance with purchase accounting, from the consummation of the acquisition on February 5, 1999. Rival's size relative to Holmes significantly influences comparisons between periods before and after the Rival acquisition.

The Company's ability to achieve revenue enhancements and recognize cost savings from the Rival acquisition will depend to a significant extent on its ability to sucessfully integrate the operations of Rival and other factors including economic conditions and the retail environment. In furtherance of its strategic objectives, the Company will consider the possible disposition of certain non-core business assets that do not support its current growth strategy, and may from time to time engage in discussions regarding mergers, acquisitions or other types of business combination transactions with other parties in the consumer products industry.

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net Sales. Net sales for the second quarter of fiscal 1999, which ended June 30, 1999, were $115.9 million compared to $46.3 million for the second quarter of fiscal 1998, which ended June 30, 1998, an increase of $69.6 million or 150.3%. Approximately $71.4 million, or 102.6%, of the increase in net sales can be attributed to the Rival acquisition. Holmes' core product sales (fans, heater, humidifiers, air purifiers and related humidifier and air purifier filters) were approximately $2.0 million higher in the second quarter of 1999 versus 1998. Fan sales were up approximately $5.3 million versus 1998 due to the warmer than normal temperatures throughout the United States in the second quarter. This increase was offset by lower heater and humidifier sales in the second quarter of 1999 versus 1998 due to the timing of shipments on early season orders. Holmes had also made a strategic management decision to reduce dehumidifier volume due to its relatively low profit margins. Sales of dehumidifiers in the second quarter were approximately $3.1 million lower than in 1998.

Gross Profit. Gross profit for the second quarter of 1999 was $29.4 million compared to $9.7 million for the second quarter of 1998, an increase of $19.7 million or 203.1%. As a percentage of net sales, gross profit increased to 25.4% for the second quarter of 1999 from 21.0% for the second quarter of 1998. On a stand-alone basis, Holmes' gross profit increased to 32.4% from 21.0% in the second quarter of 1999 versus 1998. Margins on the fan and box fan categories were approximately 2.0% and 4.5% higher during the second quarter of 1999 than 1998. Also contributing to the gross profit increase was a reduction in sales returns and allowances by nearly $1.1 million of higher margin products during the second quarter of 1999 versus 1998, and an increase in filter and accessory sales of approximately 32% over the second quarter of 1998.

Selling Expenses. Selling expenses for the second quarter of 1999 were $15.1 million compared to $4.1 million for the second quarter of 1998, an increase of $11.0 million or 268.3%, primarily as a result of the Rival acquisition, which accounted for approximately $10.2 million of the increase. As a percentage of net sales, selling expenses increased to 13.0% for the second quarter of 1999 from 8.9% for the second quarter of 1998. In addition to the Rival impact, the increase in selling expenses was due to an increase in the customer service department related to the increase in accessory sales. To a lesser extent, salaries and related benefits and travel costs were higher as the Company continues to build an infrastructure to support the integration of Rival.

General and Administrative Expenses. General and administrative expenses for the second quarter of 1999 were $8.3 million compared to $4.1 million for the second quarter of 1998, an increase of $4.2 million or 102.4%. As a percentage of net sales, general and administrative expenses decreased to 7.2% for the second quarter of 1999 from 8.9% for the second quarter of 1998. The increase in dollars and the decrease as a percentage of net sales is primarily attributable to the Rival acquisition. Additionally, the increase in dollars was due to Holmes incurring general and administrative expenses for integration consulting services in connection with the Rival acquisition.

Product Development Expenses. Product development expenses for the second quarter of 1999 were $2.4 million compared to $1.4 million for the second quarter of 1998, an increase of $1.0 million or 71.4%. As a percentage of net sales, product development expenses decreased to 2.1% for the second quarter of 1999 from 3.0% for the second quarter of 1998. The increased expenditures and the related decrease as a percentage of net sales was primarily due to the Rival acquisition.

Plant Closing Costs. The Company recorded $1.0 million in plant closing costs associated with Rival's previously announced closing of its New Haven, Indiana and Fayetteville, North Carolina plants during the second quarter. This $1.0 million related to the expenses incurred during the quarter associated with the wind down of these facilities.

Interest and Other Expense, Net. Interest and other expense, net for the second quarter of 1999 was $6.8 million compared to $3.4 million for the second quarter of 1998, an increase of $3.4 million or 100%. The increase in interest expense was primarily due to the additional borrowings resulting from the new debt associated with the Rival acquisition. Partially offsetting the increase in interest was $1.6 million received in settlement of Rival's claims arising from a previous acquisition.

Income Tax Expense (Benefit). Income tax expense (benefit) increased to a benefit of $1.0 million in the second quarter of 1999 from a benefit of $0.5 million in the second quarter of 1998, as a result of the Company reporting a larger loss in the second quarter of 1999 as compared to the second quarter of 1998. The Company provides for taxes using a projected worldwide effective tax rate of 20% for the entire year.

Net Income. As a result of the foregoing factors, net loss for the second quarter of 1999 was $4.1 million, compared to a net loss of $2.8 million in the second quarter of 1998.


COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net Sales. Net sales for the first half of fiscal 1999, which ended June 30, 1999, were $207.5 million compared to $91.2 million for the first half of fiscal 1998, which ended June 30, 1998, an increase of $116.3 million or 127.5%. Approximately $111.6 million, or 96.0%, of the increase in net sales can be attributed to the Rival acquisition.

Sales of Rival's products were approximately $18.4 million lower for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Rival's home environment sales were down approximately $13.0 million due to anticipated retail placement losses as well as weather related shortfalls in the pumps division. Also, Latin American sales were down approximately $2.0 million due to the economic downturn in that region.

Sales of Holmes' core products increased approximately $4.7 million for the first half of 1999 versus 1998. The net increase included an $8.7 million increase in fan sales due to a strong retailer season for fans caused by warmer than normal temperatures throughout the United States in the first half of 1999 versus the same period in 1998 and an increase in number of units placed at several of the larger retailers for the Holmes fan lines. This increase was offset by a decline in the dehumidifier category of approximately $4.0 million as described above.

Gross Profit. Gross profit for the first half of 1999 was $56.3 million compared to $23.8 million for the first half of 1998, an increase of $32.5 million or 136.6%. As a percentage of net sales, gross profit increased to 27.1% for the first half of 1999 from 26.1% for the first half of 1998. The overall increase in gross profit as a percentage of net sales is due to the above mentioned increase in fan sales and gross profit margins versus 1998 as well as an increase in higher gross profit filter and accessories category. Additionally, the reduction in dehumidifier volume contributed to the increased gross profit as they were low margin products. Finally, the reduction in sales returns and allowances had a favorable impact on gross profit.

Selling Expenses. Selling expenses for the first half of 1999 were $28.3 million compared to $8.5 million for the first half of 1998, an increase of $19.8 million or 232.9%, primarily as a result of the Rival acquisition, which accounted for approximately $16.5 million of the increase. As a percentage of net sales, selling expenses increased to 13.6% for the first half of 1999 from 9.3% for the first half of 1998. In addition to the Rival impact, the increase in selling expenses is due to an increase in the warranty reserve for potential heater returns and potential product recalls, as well as increased expenditures in the customer service department related to the increase in accessory sales. To a lesser extent, shipping costs increased as a result of the higher sales level. In addition, salaries and related benefits and travel costs were higher as the Company continues to build an infrastructure to support the integration of Rival. Total integration related costs were approximately $0.4 million for the first half of 1999.

General and Administrative Expenses. General and administrative expenses for the first half of 1999 were $14.0 million compared to $8.2 million for the first half of 1998, an increase of $5.8 million or 70.7%. As a percentage of net sales, general and administrative expenses decreased to 6.8% for the first half of 1999 from 9.0% for the first half of 1998. The increase in dollars and the decrease as a percentage of net sales is primarily attributable to the Rival acquisition. Additionally, the increase in dollars was due to Holmes incurring general and administrative expenses for integration consulting services in connection with the Rival acquisition. The total integration costs recorded in the first half of 1999 were approximately $1.0 million.

Product Development Expenses. Product development expenses for the first half of 1999 were $4.7 million compared to $3.1 million for the first half of 1998, an increase of $1.6 million or 51.6%. As a percentage of net sales, product development expenses decreased to 2.3% for the first half of 1999 from 3.4% for the first half of 1998. The increased expenditures and the related decrease as a percentage of net sales was primarily due to the Rival acquisition. Total integration related costs were approximately $0.4 million for the first half of 1999.

Plant Closing Costs. The Company recorded $2.2 million in plant closing costs associated with Rival's previously announced closing of its New Haven, Indiana and Fayetteville, North Carolina plants. Approximately $1.7 million related to the expenses associated with the wind down of these two facilities and $0.5 million related to the write down of fixed assets at these facilities.

Interest and Other Expense, Net. Interest and other expense, net for the first half of 1999 was $12.9 million compared to $6.8 million for the first half of 1998, an increase of $6.1 million or 89.7%. The increase in interest expense is primarily due to the additional borrowings resulting from the new debt associated with the Rival acquisition.

Income Tax Expense (Benefit). Income tax expense (benefit) increased to a benefit of $1.4 million in the first half of 1998 from a benefit of $0.4 million in the first half of 1999, as a result of the Company reporting a larger net loss in the first half of 1999 as compared to the first half of 1998. The Company provides for taxes using a projected worldwide effective tax rate of 20% for the entire year.

Net Income. As a result of the foregoing factors, net loss for the first half of 1999 was $5.4 million, compared to a net loss of $2.5 million in the first half of 1998.


LIQUIDITY AND CAPITAL RESOURCES

Following the recapitalization transaction in November 1997 and the Rival acquisition in February 1999, the Company is funding its liquidity requirements with cash flows from operations and borrowings under its Credit Facility. The primary liquidity requirements are for working capital and to service the Company's indebtedness. The Company believes that existing cash resources, cash flows from operations and borrowings under the Credit Facility will be sufficient to meet the Company's liquidity needs for the foreseeable future.

Cash provided by (used for) operations for the six months ended June 30, 1998 and 1999 was $(1.3) million and $20.0 million, respectively. Cash provided by operations in the first half of 1999 primarily reflected a $14.6 million decrease in accounts receivable. Accounts receivable levels decreased at Rival in the first half of 1999 as sales levels were down from normal seasonal highs during the first half of 1999. Additionally, the Company has continued to increase its focus and administrative support in the credit and collections area, which has positively impacted accounts receivable balances. Inventory levels decreased approximately $11.0 million as many of the second quarter sales are shipped from the Company's warehouses versus direct shipments from the Far East. Additionally, the Company has increased its focus on management of both raw material and finished goods inventory levels resulting in decreases in both categories.

Cash provided by financing activities for the six months ended June 30, 1998 and 1999 was $2.7 million and $260.2 million, respectively. Cash provided by financing in the first half of 1998 reflected borrowings of the prior line of credit used to fund cash flows for operations. The cash provided by financing activities in the first half of 1999 reflected the borrowings on the amended and restated credit facility and the issuance of common stock associated with the Rival acquisition.

Cash used for investing for the six months ended June 30, 1999 included $279.5 million paid in connection with the Rival acquisition. Also, the Company received net proceeds of $1.5 million in connection with the sale of one of Rival's closed manufacturing facilities.

The Company's capital expenditures, including assets acquired under capital leases, for the six months ended June 30, 1998 and 1999 were $2.9 million and $6.1 million, respectively, primarily for molds and tooling.

The Company issued $105.0 million of 9 7/8% Senior Subordinated Notes due November 2007 (the "Notes") in November 1997, and an additional $31.3 million of Notes in February 1999. The Notes are not redeemable at the Company's option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at the option of the Company, in whole or in part, at stated redemption prices. Annual interest payments on the Notes are approximately $13.5 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all senior debt of the Company, including borrowings under the Credit Facility.

The Company entered into the Credit Facility in February 1999. The Credit Facility amended and restated the Company's prior $100.0 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and $200.0 million, six-year revolving credit facility. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Company entered into an interest rate collar transaction on May 7, 1999 on its Variable rate debt with a cap rate of 6.5% and a floor rate of 4.62%. The agreement expires on March 31, 2002. See Note 7 of Notes to Consolidated Financial Statements. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

YEAR 2000

The Year 2000 problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly read the Year 2000. If a system used by the Company or by a third party fails because of the inability to properly read the Year 2000 date, the results could have a material adverse effect on the Company. As described below, the Company has developed plans to address the possible exposures related to Year 2000 failures. However, there can be no assurance that such measures will be sufficient.

The Company has identified its Year 2000 risk to be in two general categories:
Information Technology Systems, including Electronic Data Interchange Systems (known as "EDI" systems), and General Business Systems.

Information Technology Systems Including EDI. Holmes is currently in the process of transitioning to Rival's computer software system. The Company's transition to Rival's system will be completed by the third quarter of 1999. In addition, all of Holmes' other computer hardware has been or is in the process of being tested for Year 2000 compliance. Those systems that fail will be upgraded or replaced during the third quarter of 1999. As part of its transition to the Rival system, Holmes is implementing a new EDI system that will be fully Year 2000 compliant to prevent any interruption of data interchange from the many customers using this platform. The Company anticipates that this system will be completed during the third quarter of 1999. The Company intends to use both internal and external resources to test, reprogram or replace the software and hardware for Year 2000 modifications. The total specific project costs are difficult to determine as many of the upgrades and new implementations would have been made regardless of the Year 2000 issue. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, will be capitalized. All other remaining project costs will be expensed during 1999 and 2000.

Rival implemented its current corporate computer system in 1995. The system is Year 2000 compliant, according to the vendor, as confirmed by full systems testing performed in August 1998. The testing included rolling the date forward to January 15, 2000 and testing all function programs. The EDI system installation was completed by September 1998. Rival has used both internal and external resources for testing. EDI transactions sets have been verified and registered with the National Retailers Foundation. Rival believes that any additional issues with computers are limited to stand alone personal computers. The upgrade of these computers is expected to be completed by September 30, 1999.

General Business Systems. The Company's general business systems encompass the following: telecommunications systems, departmental specific application systems, machinery and equipment, building and utility systems and, finally, third party vendors and service providers.

Holmes has created a Year 2000 committee consisting of one member from each department. The committee is in the final stages of reviewing all aspects of Holmes' business systems to determine if they are Year 2000 compliant and testing systems as necessary. This process will continue throughout 1999.

Holmes has sent out a comprehensive questionnaire to its 250 largest customers and approximately 550 vendors and service providers regarding their Year 2000 compliance. Approximately 26% of the customers and 32% of the vendors and service providers either completed the questionnaires or provided the requested information to an industry-wide database. These responses have tended to provide only vague assurances regarding Year 2000 matters, however. While Holmes intends to carefully monitor its supplier risks, Holmes cannot control its suppliers, and there can be no guarantee that a Year 2000 problem that may originate with a supplier will not materially adversely affect Holmes. Holmes has not designed a specific contingency plan in the event of a Year 2000 failure caused by a supplier or other third party, but is working to identify issues as soon as possible. Holmes has determined that products that the Company manufactures and sells have no exposure related to the Year 2000 issue.

Rival created a cross-departmental Year 2000 committee in 1997. The committee reviewed all aspects of Rival's business systems to determine if they are Year 2000 compliant. Approximately 316 vendors supplying goods and services to Rival, along with 8 distributors, were requested to submit a letter stating their Year 2000 status. Rival has received responses from approximately 50% of the vendors and 75% of the distributors. Like those received by Holmes, these responses have generally provided only vague assurances of future compliance. Rival has determined that products that it manufactures and sells have no exposure to the Year 2000 issue.

The Holmes and Rival Year 2000 committees have made the following determinations with respect to general business systems:

     - The Company is in the process of updating Rival's telecommunications systems and installing the same at Holmes. The vendor has represented that this system is Year 2000 compliant, as have Holmes' and Rival's carriers.

     - Departmental specific application systems, such as Holmes' modeling technology, have either been tested and found Year 2000 compliant or are expected to be compliant based on assurances from vendors.

     - The Company's machinery and equipment, to the extent it includes embedded microprocessors, is believed to be Year 2000 compliant based on testing performed by Holmes and Rival.

     - The Company's building and utility systems have been tested by service providers and utility companies, who have represented that these systems will be compliant.

Foreign Operations. The Company has extended its Year 2000 compliance efforts to its overseas operations, and in particular to Holmes' administrative operations in Hong Kong and its manufacturing facilities in China. Management believes that, based on representations from its vendors and its testing to date, the primary computer system which controls Holmes' Far East order processing, inventory management, manufacturing and shipping operations is Year 2000 compliant. The financial accounting module of this software is not yet compliant, but is expected to be upgraded during the third quarter. The Far East telecommunications carriers have generally represented to Holmes that their systems will continue to function. However, the state of readiness of third parties is generally less well-known with respect to the Company's overseas operations as compared to domestic operations. This is especially true for Rival, which has utilized a limited number of vendors in Europe and Latin America which have not been surveyed for Year 2000 compliance.

Contingency Plans. With respect to EDI systems, most of the Company's customers accept invoices only by means of electronic interchange. Accordingly, the Company has put most of its efforts towards Year 2000 EDI compliance into the transition to the Rival system rather than into redundant contingency plans. While it is possible that the Company may be able to invoice customers manually and receive timely payments in the event that Rival's EDI system proves not to be Year 2000 compliant or Holmes' transition to the Rival system is not successfully completed, there can be no assurances that this will be the case.

Other worst-case Year 2000 risks for which the company is only partially able to prepare include:

     - The possible failure of a significant supplier of raw materials or components, as discussed above, or

     - Interruption in the distribution channels that may delay shipments of finished products from the Far East. The Company is unable to determine the Year 2000 readiness of all of its shippers and port facilities, and reliance on airfreight as an alternative might be either impossible or prohibitively expensive.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          At June 30, 1999, the carrying value of the Company's debt totaled $339.7 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

          At June 30, 1999, the Company had fixed rate debt of $135.4 million (including capital leases) and variable rate debt of $204.3 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $7.6 million. Based on the amount of variable rate debt outstanding at June 30, 1999, the earnings and cash flow impact for the next twelve months resulting from a one percentage point increase in interest rates would be approximately $2.0 million, net of tax, holding other variables constant.

          The Company has entered into an interest rate collar transaction on its variable rate debt, as described in Note 7 of Notes to Consolidated Financial Statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          On July 14, 1999, the Company commenced an offer to exchange $31.3 million aggregate principal amount of its Series D Senior Subordinated Notes due 2007 for an equal amount of Series C Senior Subordinated Notes due 2007 issued in connection with the Rival acquisition. The Series D Notes will be issued on the same terms as the Series C Notes, except that the Series D Notes are registered under the Securities Act of 1933, as amended. There will be no proceeds to the Company resulting from the exchange, which is scheduled to be consummated on or after August 16, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:  27.1 Financial Data Schedule

          b.   Reports on Form 8-K:

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HOLMES PRODUCTS CORP.
                                   ---------------------------------
                                   Registrant

August 12, 1999                    By:  /s/ Jordan A Kahn
                                      ------------------------------
                                      Jordan A. Kahn, President,
                                      Chief Executive Officer
                                      (Principal Executive Officer)

August 12, 1999                    By: /s Ira B. Morgenstern
                                      ------------------------------
                                      Ira B. Morgenstern,
                                      Senior Vice President - Finance
                                      (Principal Financial and
                                      Accounting Officer)