Form 10-Q
period 1999-09-30
HOLMES PRODUCTS CORP
filed 1999-11-15
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                       COMMISSION FILE NUMBERS: 333-44473
                                                333-77905

                              HOLMES PRODUCTS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              MASSACHUSETTS                                    04-2768914
      (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

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

    YES [X]     NO [ ]

                              HOLMES PRODUCTS CORP.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
             (UNAUDITED)...................................................................    3

             CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS AND
             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED).......    4

             CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED).........................    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................    6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.........................................................   19

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................   25

PART II.     OTHER INFORMATION.............................................................   26

             SIGNATURES....................................................................   27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HOLMES PRODUCTS CORP.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                                                        1998        1999 (UNAUDITED)
                                                                                                    ------------    ----------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................................          $   5,379          $     778
    Accounts receivable, net...............................................................             36,967            103,558
    Inventories............................................................................             53,340            152,402
    Prepaid expenses and other current assets..............................................              2,027              1,819
    Deferred income taxes..................................................................              4,983             10,741
    Income taxes receivable................................................................                 --              3,544
                                                                                                     ---------          ---------
      Total current assets.................................................................            102,696            272,842

    Assets held for sale...................................................................                 --              1,897
    Property and equipment, net............................................................             15,752             52,797
    Goodwill...............................................................................                 --             84,360
    Deferred income taxes..................................................................                563                563
    Deposits and other assets..............................................................              3,174             10,248
    Debt issuance costs, net...............................................................              9,172             20,830
                                                                                                     ---------          ---------
                                                                                                     $ 131,357          $ 443,537
                                                                                                     =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of capital lease obligations and other debt............................          $     604          $     239
    Current portion of credit facility.....................................................                 --              3,225
    Accounts payable.......................................................................             15,004             28,990
    Accrued expenses.......................................................................             12,292             36,109
    Accrued income taxes...................................................................              3,707              3,492
                                                                                                     ---------          ---------
      Total current liabilities............................................................             31,607             72,055

Capital lease obligations..................................................................                139                 --
Credit facility............................................................................             10,000            199,863
Long-term debt.............................................................................            105,000            135,061
Deferred income taxes......................................................................                 --              4,051
Commitments and contingencies
Stockholders' equity (deficit):
     Common stock, $.001 par value. Authorized 12,500,000 shares as of December
     31, 1998 and 25,000,000 as of June 30, 1999; issued and outstanding
     10,200,815 shares at December 31, 1998 and 20,336,877 shares at
     September 30, 1999....................................................................                 10                 20
  Additional paid in capital...............................................................             16,985             67,915
  Accumulated other comprehensive income...................................................                (40)                18
  Treasury stock, at cost (18,620,450 shares)..............................................            (62,058)           (62,058)
  Retained earnings........................................................................             29,714             26,612
                                                                                                     ---------          ---------

      Total stockholders' equity (deficit).................................................            (15,389)            32,507
                                                                                                     ---------          ---------
                                                                                                     $ 131,357          $ 443,537
                                                                                                     =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                              HOLMES PRODUCTS CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                   ---------------------------------------   ---------------------------------------
                                                   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999
                                                   ------------------   ------------------   ------------------   ------------------
 Net sales.......................................       $66,364             $ 134,270              $157,602           $ 341,795
 Cost of goods sold..............................        43,077                94,465               110,523             245,713
                                                        -------             ---------               -------           ---------
   Gross profit..................................        23,287                39,805                47,079              96,082

 Operating expenses:
   Selling.......................................         6,212                17,063                14,724              45,327
   General and administrative....................         3,548                 7,602                11,790              21,599
   Product development...........................         1,614                 2,794                 4,738               7,452
   Plant closing costs...........................            --                    --                    --               2,169
   Amortization of goodwill and other
    intangible assets............................            --                   742                    --               1,940
                                                        -------             ---------               -------           ---------
     Total operating expenses....................        11,374                28,201                31,252              78,487
                                                        -------             ---------               -------           ---------

     Operating profit............................        11,913                11,604                15,827              17,595
                                                        -------             ---------               -------           ---------
  Other income and expense:
   Interest and other expense, net...............         3,261                 8,625                10,101              21,564
                                                        -------             ---------               -------           ---------
   Income (loss) before income taxes and equity
    in earnings from joint venture...............         8,652                 2,979                 5,726              (3,969)
   Income tax expense (benefit)..................         1,297                   600                   873                (759)
   Equity in earnings from joint venture.........            --                    --                    --                 108
                                                        -------             ---------               -------           ---------
       Net income (loss).........................       $ 7,355             $   2,379               $ 4,853           $  (3,102)
                                                        =======             =========               =======           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    NINE MONTHS ENDED
                                                                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                                                                         ------------------    ------------------
Cash flows from operating activities:
  Net income (loss) .....................................................................     $ 4,853            $  (3,102)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization .......................................................       5,184               11,499
    Amortization of debt issuance costs .................................................         884                2,257
    Change in allowance for doubtful accounts ...........................................         377                  761
    (Gain) loss on disposal of assets ...................................................        --                    (31)
    Deferred income taxes ...............................................................        (484)                 866
    Changes in operating assets and liabilities:

      Accounts receivable ...............................................................      (1,907)               9,915
      Inventories .......................................................................      (1,564)               5,485
      Prepaid expenses and other current assets .........................................        (521)               2,020
      Income taxes receivable ...........................................................         104                   --
      Deposits and other assets .........................................................      (1,715)                (391)
      Accounts payable ..................................................................       2,883               (5,050)
      Accrued expenses ..................................................................       4,755                2,237
      Accrued income taxes ..............................................................         850               (1,475)
                                                                                              -------            ---------
    Net cash provided by operating activities ...........................................      13,699               24,991
                                                                                              -------            ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired .........................................          --             (279,546)
  Contribution in joint venture .........................................................          --                  (25)
  Proceeds from sale of assets held for sale ............................................          --                2,684
  Distribution of earnings from joint venture ...........................................          --                  108
  Purchases of property and equipment ...................................................      (3,527)             (11,449)
                                                                                              -------            ---------
    Net cash used for investing activities ..............................................      (3,527)            (288,228)
                                                                                              -------            ---------
Cash flows from financing activities:
  Net borrowing (repayment) of line of credit ...........................................      (9,002)             (10,000)
  Issuance of common stock ..............................................................         681               50,400
  Borrowings of long-term debt, net of issuance costs ...................................          --               27,390
  Borrowings on credit facility, net of issuance costs ..................................          --              191,843
  Debt issuance costs ...................................................................        (263)                (447)
  Principal payments on capital lease obligations .......................................        (991)                (504)
                                                                                              -------            ---------
    Net cash provided by (used for) financing activities ................................      (9,575)             258,682
                                                                                              -------            ---------

Effect of exchange rate changes on cash .................................................          --                  (46)
                                                                                              -------            ---------

Net increase (decrease) in cash and cash equivalents ....................................         597               (4,601)
Cash and cash equivalents, beginning of period ..........................................       5,141                5,379
                                                                                              -------            ---------
Cash and cash equivalents, end of period ................................................     $ 5,738            $     778
                                                                                              =======            =========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................................................     $ 7,423            $  17,324
   Cash paid for income taxes ...........................................................     $   437            $     203

Non cash transactions:
    During 1999 the Company issued 99,207 shares of common stock for the fair value of services received from a vendor totaling $500,000.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              HOLMES PRODUCTS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



1.  NATURE OF BUSINESS

    Holmes Products Corp. ("Holmes" or "HPC") designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, filters, accessories and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe.

    The Rival Company ("Rival") and its subsidiaries design, manufacture and market small kitchen, home environment and personal care appliances, commercial and industrial fans, and ventilation equipment. Rival sells its products to retail and industrial customers, primarily in the U.S. and Canada and, to a larger degree than HPC, internationally. Rival is a wholly-owned subsidiary of HPC, having been acquired by HPC on February 5, 1999.

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

    Prior to the acquisition by Holmes, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities has been closed or is scheduled to be closed during fiscal 1999 and the Company plans to sell these properties. One of the properties was sold during June 1999 resulting in no gain or loss. Proceeds from the sale were $1,519,000 net of selling expenses. A second property was sold during September 1999 which also resulted in no gain or loss. The proceeds from this sale were $1,165,000. The estimated fair value of the remaining property has been reflected in the September 30, 1999 balance sheet as assets held for sale. Additionally, wind down costs and fixed asset writedowns relating to these facilities have been included as plant closing costs in the consolidated statement of income for the three and nine months ended September 30, 1999.

    Subsequent to September 30, 1999, the Company sold substantially all of the assets of Rival's Simer Pump product line. As these assets were acquired as part of the Rival acquisition it is anticipated that this transaction will result in a $2.0 to $4.0 million decrease in goodwill when recorded during the fourth quarter of 1999.

    In connection with the acquisition, the Company recorded a restructuring charge of $6.0 million in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." This reserve related to management severance costs and other employee related costs and international and domestic facility exit costs. The reserve at September 30, 1999 is as follows (in thousands):


                                                                          ADMINISTRATIVE
                                                    EMPLOYEE                 FACILITY
                                                  SEVERANCE AND              EXIT AND            TOTAL ACCRUED
                                                 RELOCATION COSTS           OTHER COSTS          RESTRUCTURING
                                                 ----------------         --------------         -------------

Restructuring accrual at February 5, 1999 ......      $4,774                  $1,226                $6,000
Cash payments made..............................        (835)                   (267)               (1,102)
                                                      ------                  -------               ------
Balance at September 30, 1999...................      $3,939                  $  959                $4,898

    The following unaudited pro forma data summarizes the Company's results of operations for the periods indicated as if the acquisition had been completed as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and additional amortization expense as a result of the goodwill acquired. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition been in effect on January 1, 1998, or of future results of operations.


                                                NINE MONTHS ENDED             NINE MONTHS ENDED
                  (IN THOUSANDS)                SEPTEMBER 30, 1998            SEPTEMBER 30, 1999
                  --------------                ------------------            ------------------
                                                                 (UNAUDITED)
     Net sales..............................         $390,024                      $364,140
     Net earnings (loss)....................           (6,622)                      (11,424)

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

5.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of September 30, 1999, the Company's results of operations for the three months and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K and its Registration Statement on Form S-4 (file number 333-77905), which include or incorporate by reference HPC's audited financial statements for the year ended December 31, 1998, as well as certain financial statements of Rival. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.  INVENTORIES

    All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 75% of the inventories and the last-in, first-out method (LIFO) for the remaining 25% of the inventory. Inventories are as follows:


                                       DECEMBER 31, 1998       SEPTEMBER 30, 1999
                                       -----------------       ------------------
       Finished goods................     $34,620,000             $ 96,980,000
       Raw materials.................       7,930,000               46,354,000
       Work-in-process...............      10,790,000                9,318,000
                                          -----------             ------------
                                           53,340,000              152,652,000
       Less LIFO allowance...........              --                 (250,000)
                                          -----------             ------------
                                          $53,340,000             $152,402,000
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

    HPC can, at its option, redeem the Notes at any time after November 15, 2002, subject to a fixed schedule of redemption prices which declines from 104.9% to 100% of the face value. However, HPC may redeem up to $43.3 million of the Notes prior to such date at a price of 109.875% of face value upon issuance of equity securities. Additionally, upon a change of control of HPC, HPC must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

    The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on HPC's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility). The Notes and Credit Facility contain cross-default provisions.

    Credit Facility

    The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $200.0 million, six-year revolving credit facility, which was reduced to $170.0 million on August 20, 1999. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

    Long term debt consists of the following:


     (IN THOUSANDS)                                                     DECEMBER 31, 1998      SEPTEMBER 30, 1999
     ---------------                                                    -----------------      ------------------
     Credit Facility.................................................       $ 10,000               $203,088
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.2 million at September 30, 1999 ($0 in 1998)...        105,000                135,061
                                                                            --------               --------
     Total debt......................................................        115,000                338,149
      Less current maturities........................................             --                  3,225
                                                                            --------               --------
      Long-term debt.................................................       $115,000               $334,924

    Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at September 30, 1999 was 5.51%.

8.  COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                                          THREE MONTHS ENDED
                                                               -----------------------------------------
       (IN THOUSANDS)                                          SEPTEMBER 30, 1998     SEPTEMBER 30, 1999
       --------------                                          ------------------     ------------------
       Net Earnings (loss).................................         $7,355                $ 2,379
       Foreign currency translation adjustments............             (-)                    20
                                                                    ------                -------
         Comprehensive income..............................         $7,355                $ 2,399


                                                                           NINE MONTHS ENDED
                                                               -----------------------------------------
                                                               SEPTEMBER 30, 1998     SEPTEMBER 30, 1999
                                                               ------------------     ------------------
       Net Earnings (loss).................................         $4,853                $(3,102)
       Foreign currency translation adjustments............            (28)                    65
                                                                    ------                -------
       Comprehensive income................................         $4,825                $(3,037)

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

    Prior to the Rival acquisition as described in Note 3 above, Holmes had two business segments: manufacturing and distribution. The information for the three and nine months ended September 30, 1998 has been reclassified to conform to the new presentation.

    Summary financial information for each reportable segment for the three and nine month periods ended September 30, 1999 and 1998 is as follows (in thousands):


                                                    CONSUMER                                                     CONSOLIDATED
                                                    DURABLES        FAR EAST         OTHER      ELIMINATIONS        TOTAL
                                                    --------        --------         -----      ------------     ------------
THREE MONTHS ENDED SEPTEMBER 1999
Net sales..........................................  $116,991       $ 52,723        $16,290      $ (51,734)        $134,270
Operating income(loss).............................     6,167          4,035            122          1,280           11,604

NINE MONTHS ENDED SEPTEMBER 1999
Net sales..........................................  $293,623       $121,147        $43,855      $(116,830)        $341,795
Operating income(loss).............................     7,945         11,828         (2,388)           210           17,595

THREE MONTHS ENDED SEPTEMBER 1998
Net sales..........................................  $ 65,334       $ 32,931        $   501      $ (32,402)        $ 66,364
Operating income(loss).............................     7,894          3,943           (169)           245           11,913

NINE MONTHS ENDED SEPTEMBER 1998
Net sales..........................................  $151,084       $ 88,860        $ 2,856      $ (85,198)        $157,602
Operating income(loss).............................     6,279         11,806           (387)        (1,871)          15,827


The following information is summarized by geographic area (in thousands):

                                                                                         OTHER            CONSOLIDATED
                                                    UNITED STATES      FAR EAST       INTERNATIONAL           TOTAL
                                                    -------------      --------       -------------       ------------
Net sales:
  Three months ended September 30, 1999...........    $125,639          $  989           $ 7,642            $134,270
  Three months ended September 30, 1998...........      65,334             529               501              66,364

  Nine months ended September 30, 1999............     314,061           4,317            23,417             341,795
  Nine months ended September 30, 1998............     151,084           3,662             2,856             157,602

Identifiable assets:
  September 30, 1999..............................     335,312          65,052            22,343             422,707
    Corporate assets at September 30, 1999........                                                            20,830
                                                                                                            --------
      Total assets at September 30, 1999..........                                                           443,537

  December 31, 1998...............................      83,384          33,980             4,821             122,185
    Corporate assets at December 31, 1998.........                                                             9,172
                                                                                                            --------
      Total assets at December 31, 1998...........                                                          $131,357



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

    Corporate assets at September 30, 1999 and December 31, 1998 represent debt issuance costs associated with the Company's senior subordinated notes and credit facility. As these borrowings support operations on a worldwide basis, these deferred costs have been excluded from the individual geographic areas. All of the Company's other assets are used in the operations of individual entities in the different geographic areas.

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

12. CONDENSED CONSOLIDATING INFORMATION

    The senior subordinated notes described in Note 7 were issued by HPC and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by HPC's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"), or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by HPC, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) HPC, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by HPC), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and
    (iii) HPFEL, Canada, Bionaire International B.V., The Rival Company of Canada, Ltd., Waverly Products Company, Ltd., Patton Electric (Hong Kong) Limited, and Rival de Mexico S.A. de C.V. the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 14 of the Company's audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1998 (IN THOUSANDS)


                                                                   GUARANTOR       NON-GUARANTOR
                                                       PARENT     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                       ------     ------------     -------------  ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .........................   $  1,545         $ --           $ 3,834       $     --        $  5,379
Accounts receivable, net...........................     35,558           --             1,409             --          36,967
Inventories........................................     44,748           --            13,142         (4,550)         53,340
Prepaid expenses and other current assets..........        869           --             1,158             --           2,027
Deferred income taxes..............................      4,983           --                --             --           4,983
Income taxes receivable............................         --           --                --             --              --
Due from affiliates................................        (89)          89            14,066        (14,066)             --
                                                      --------         ----           -------       --------        --------
  Total current assets.............................     87,614           89            33,609        (18,616)        102,696
                                                      --------         ----           -------       --------        --------
Property and equipment, net........................      3,132           --            12,520            100          15,752
Deferred income taxes..............................        563           --                --             --             563
Deposits and other assets..........................     12,020            1               425           (100)         12,346
Investments in consolidated subsidiaries...........     19,677           --                --        (19,677)             --
                                                      --------         ----           -------       --------        --------
                                                      $123,006         $ 90           $46,554       $(38,293)       $131,357
                                                      ========         ====           =======       ========        ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations
 And other debt ...................................         --         $ --           $   604       $     --        $    604
Accounts payable...................................      2,400           --            12,604             --          15,004
Accrued expenses...................................      8,960           --             3,332             --          12,292
Accrued income taxes...............................      1,922           --             1,785             --           3,707
Due to affiliates..................................     10,113           --             3,953        (14,066)             --
                                                      --------         ----           -------       --------        --------
  Total current liabilities........................     23,395           --            22,278        (14,066)         31,607
                                                      --------         ----           -------       --------        --------
Capital lease obligations..........................         --           --               139             --             139
                                                      --------         ----           -------       --------        --------
Line of credit.....................................     10,000           --                --             --          10,000
                                                      --------         ----           -------       --------        --------
Long-term debt.....................................    105,000           --                --             --         105,000
                                                      --------         ----           -------       --------        --------
Stockholders' equity (deficit):

Common stock,  $.001 par value.....................         10            1                --             (1)             10
Common stock, $1 par value.........................         --           --               100           (100)             --
Additional paid in capital.........................     16,985           --                --             --          16,985
Accumulated other comprehensive income.......              (40)          --                --             --             (40)
Treasury stock.....................................    (62,058)          --                --             --         (62,058)
Retained earnings..................................     29,714           89            24,037        (24,126)         29,714
                                                      --------         ----           -------       --------        --------
  Total stockholders' equity (deficit).............    (15,389)          90            24,137        (24,227)        (15,389)
                                                      --------         ----           -------       --------        --------
                                                      $123,006         $ 90           $46,554       $(38,293)       $131,357
                                                      ========         ====           =======       ========        ========

          CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                GUARANTOR      NON-GUARANTOR
                                                  PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  ------       ------------    -------------   ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................      $     --        $ (1,717)        $ 2,495       $      --        $    778
  Accounts receivable, net.................        38,907          52,346          12,305              --         103,558
  Inventories..............................        44,166          90,860          21,576          (4,200)        152,402
  Prepaid expenses and other current
    assets.................................           685             491             643              --           1,819
  Deferred income taxes....................         4,983           4,974             784              --          10,741
  Income taxes receivable..................            --           3,544              --              --           3,544
  Due from affiliates......................       250,078           2,282          30,190        (282,550)             --
                                                 --------        --------         -------       ----------       --------
    Total current assets...................       338,819         152,780          67,993        (286,750)        272,842
                                                 --------        --------         -------       ---------        --------

Assets held for sale.......................            --           1,897              --              --           1,897
Property and equipment, net................         2,979          34,301          15,617            (100)         52,797
Goodwill...................................            --          82,390           1,970              --          84,360
Deferred income taxes......................           563              --              --              --             563
Deposits and other assets..................        25,808           4,355           1,815            (900)         31,078
Investments in consolidated subsidiaries...        34,965              --              --         (34,965)             --
                                                 --------        --------         -------       ---------        --------
                                                 $403,134        $275,723         $87,395       $(322,715)       $443,537
                                                 ========        ========         =======       =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Current portion of capital lease
    obligations and other debt ............      $     --        $     --         $   239       $      --        $    239
  Current portion of credit facility.......         3,225              --              --              --           3,225
  Accounts payable.........................         1,856           4,666          23,368            (900)         28,990
  Accrued expenses.........................        14,989          15,858           5,262              --          36,109
  Accrued income taxes.....................        (2,380)          2,630           3,242              --           3,492
  Due to affiliates........................        18,013         248,450         16,087         (282,550)             --
                                                 --------        --------         -------       ---------        --------
    Total current liabilities..............        35,703         271,604          48,198        (283,450)         72,055
                                                 --------        --------         -------       ---------        --------
Credit facility............................       199,863              --              --              --         199,863
                                                 --------        --------         -------       ---------        --------
Long-term debt.............................       135,061              --              --              --         135,061
                                                 --------        --------         -------       ---------        --------
Deferred income taxes......................            --           4,051              --              --           4,051
                                                 --------        --------         -------       ---------        --------
Stockholders' equity:
  Common stock, $.001 par value............            20               2              --              (2)             20
  Common stock, $1 par value...............            --              --             100            (100)             --
  Additional paid in capital...............        67,915              --              --              --          67,915
  Accumulated other comprehensive income...            18              --              80             (80)             18
  Treasury stock...........................       (62,058)             --              --              --         (62,058)
  Retained earnings........................        26,612              66          39,017         (39,083)         26,612
                                                 --------        --------         -------       ---------        --------
    Total stockholders' equity.............        32,507              68          39,197         (39,265)         32,507
                                                 --------        --------         -------       ---------        --------
                                                 $403,134        $275,723         $87,395       $(322,715)       $443,537
                                                 ========        ========         =======       =========        ========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              GUARANTOR      NON-GUARANTOR
                                               PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                               -------      ------------     -------------    ------------   ------------
Net sales .................................    $65,334           $ --          $ 33,432         $(32,402)       $66,364
Cost of goods sold ........................     48,067             --            27,657          (32,647)        43,077
                                               -------           ----          --------         --------        -------
Gross profit...............................     17,267             --             5,775              245         23,287
                                               -------           ----          --------         --------        -------
Operating expenses:
  Selling..................................      6,022             --               190               --          6,212
  General and administrative...............      1,738             --             1,810               --          3,548
  Product development......................      1,613             --                 1               --          1,614
                                               -------           ----          --------         --------        -------
    Total operating expenses...............      9,373             --             2,001               --         11,374
                                               -------           ----          --------         --------        -------
    Operating profit (loss)................      7,894             --             3,774              245         11,913
                                               -------           ----          --------         --------        -------
Other (income) expense:
Interest and other (income) expense, net...      3,601             --              (340)              --          3,261
                                               -------           ----          ---------        --------        -------
Income (loss) before income taxes and
  equity in income of consolidated
  subsidiaries.............................      4,293             --             4,114              245          8,652
Income tax expense (benefit)...............      1,554             --               (92)            (165)         1,297
                                               -------           ----          ---------        --------        -------
Income (loss) before equity in income of
  consolidated subsidiaries................      2,739             --             4,206              410          7,355
Equity in income of consolidated
  subsidiaries.............................      4,616             --                --           (4,616)            --
                                               -------           ----          --------         --------        -------
Net income (loss)..........................    $ 7,355           $ --          $  4,206         $ (4,206)       $ 7,355
                                               =======           ====          ========         ========        =======

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            GUARANTOR    NON-GUARANTOR
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ------     ------------   -------------  ------------   ------------
Net sales...............................      $68,374        $57,265        $60,365       $(51,734)      $134,270
Cost of goods sold......................       51,400         45,589         50,490        (53,014)        94,465
                                              -------        -------        -------       --------       --------
  Gross profit..........................       16,974         11,676          9,875          1,280         39,805
                                              -------        -------        -------       --------       --------
Operating expenses:
  Selling...............................        6,705          8,678          1,680             --         17,063
  General and administrative............        2,290          2,685          2,627             --          7,602
  Product development...................        1,865            929             --             --          2,794
  Plant closing costs...................           --             --             --             --             --
  Amortization of goodwill and other
     intangible assets..................           --            724             18             --            742
                                              -------        -------        -------       --------       --------
    Total operating expenses............       10,860         13,016          4,325             --         28,201
                                              -------        -------        -------       --------       --------
    Operating profit (loss).............        6,114         (1,340)         5,550          1,280         11,604
                                              -------        --------       -------       --------       --------
Other (income) and expense:
  Interest and other (income) expense,
    net.................................        9,147            206           (728)            --          8,625
                                              -------        -------        -------       --------       --------
Income (loss) before income taxes,
  equity in income of consolidated
  subsidiaries and equity in earnings
  from joint venture....................       (3,033)        (1,546)         6,278          1,280          2,979
Equity in earnings from joint venture...           --             --             --             --             --
Income tax expense (benefit)............          256           (756)         1,100             --            600
                                              -------        --------       -------       --------       --------

Income (loss) before equity in income of
  consolidated subsidiaries.............       (3,289)          (790)         5,178          1,280          2,379
Equity in income of consolidated
  subsidiaries..........................        5,688             --             --         (5,688)            --
                                              -------        -------        -------       --------       --------
Net income (loss).......................      $ 2,399        $  (790)       $ 5,178       $ (4,408)      $  2,379
                                              =======        =======        =======       ========       ========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                GUARANTOR    NON-GUARANTOR
                                                   PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   ------     ------------   -------------   ------------   ------------
Net sales...............................          $151,084         $            $91,716        $(85,198)      $157,602
Cost of goods sold......................           120,230           --          73,620         (83,327)       110,523
                                                  --------         ----         -------        --------       --------
Gross profit............................            30,854           --          18,096          (1,871)        47,079
                                                  --------         ----         -------        --------       --------
Operating expenses:
Selling.................................            14,213           --             511              --         14,724
General and administrative..............             5,660           --           6,130              --         11,790
Product development.....................             4,702           --              36              --          4,738
Plant closing costs.....................                --           --              --              --             --
Amortization of goodwill and other
  intangible assets.....................                --           --              --              --             --
                                                  --------         ----         -------        --------       --------
  Total operating expenses..............            24,575           --           6,677              --         31,252
                                                  --------         ----         -------        --------       --------
  Operating profit (loss)...............             6,279           --          11,419          (1,871)        15,827
                                                  --------         ----         -------        --------       --------
Other (income) and expense:
Interest and other (income) expense,
  net...................................            10,803           --            (685)            (17)        10,101
                                                  --------         ----         --------       --------       --------
  Income (loss) before income taxes,
   equity...............................
  Income of consolidated subsidiaries
   and equity in earnings from joint
   venture..............................            (4,524)          --          12,104          (1,854)         5,726
  Equity in earnings from joint
   venture..............................               --            --              --              --             --
Income tax expense (benefit)............               873           --             665            (665)           873
                                                  --------         ----         -------        --------       --------
Income (loss) before equity in income of
 Consolidated subsidiaries..............            (5,397)          --          11,439          (1,189)         4,853
Equity in income of consolidated
 subsidiaries...........................            10,250           --              --         (10,250)            --
                                                  --------         ----         -------        --------       --------
Net income (loss).......................          $  4,853         $ --         $11,439        $(11,439)      $  4,853
                                                  ========         ====         =======        ========       ========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             GUARANTOR      NON-GUARANTOR
                                               PARENT       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               ------       ------------    -------------     ------------    ------------
Net sales...............................      $158,167        $155,894         $144,564        $(116,830)       $341,795
Cost of goods sold......................       122,133         120,927          119,693         (117,040)        245,713
                                              --------        --------         --------        ---------        --------
  Gross profit..........................        36,034          34,967           24,871              210          96,082
                                              --------        --------         --------        ---------        --------
Operating expenses:
  Selling...............................        18,037          22,984            4,306               --          45,327
  General and administrative............         6,899           6,751            7,949               --          21,599
  Product development...................         5,194           2,258               --               --           7,452
  Plant closing costs...................            --           2,169               --               --           2,169
  Amortization of goodwill and other
    intangible assets...................            --           1,892               48               --           1,940
                                              --------        --------         --------        ---------        --------
    Total operating expenses............        30,130          36,054           12,303               --          78,487
                                              --------        --------         --------        ---------        --------
    Operating profit (loss).............         5,904          (1,087)          12,568              210          17,595
                                              --------        --------         --------        ---------        --------
Other (income) and expense:
  Interest and other (income) expense,
    net.................................        24,855          (1,220)          (2,071)              --          21,564
                                              --------        --------         --------        ---------        --------
Income (loss) before income taxes,
  equity in income of consolidated
  subsidiaries and equity in earnings
  from joint venture....................       (18,951)            133           14,639              210          (3,969)
Equity in earnings from joint venture...           108              --               --               --             108
Income tax expense (benefit)............        (2,244)            154            1,331               --            (759)
                                              --------        --------         --------        ---------        --------
Income (loss) before equity in income of
  consolidated subsidiaries.............       (16,599)            (21)          13,308              210          (3,102)
Equity in income of consolidated
  subsidiaries..........................        13,562              --               --          (13,562)             --
                                              --------        --------         --------        ---------        --------
Net income (loss).......................      $ (3,037)       $    (21)        $ 13,308        $ (13,352)       $ (3,102)
                                              ========        ========         ========        =========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   GUARANTOR        NON-GUARANTOR
                                                    PARENT        SUBSIDIARIES      SUBSIDIARIES       CONSOLIDATED
                                                    ------        ------------      -------------      ------------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Net cash provided by operating activities...      $  10,477         $     --           $ 3,222          $  13,699
                                                  ---------         --------           -------          ---------
Cash flows from investing activities:
  Purchases of property and equipment.......         (2,795)              --              (732)            (3,527)
                                                  ---------         --------           -------          ---------

Cash flows from financing activities:
  Debt issuance costs.......................           (263)              --                --               (263)
  Net borrowing of line of credit...........         (8,000)              --            (1,002)            (9,002)
  Principal payments on capital lease
    obligations.............................             --               --              (991)              (991)
  Issuance of common stock..................            681               --                --                681
  Other net activity with Parent............             (8)              --                 8                 --
                                                  ---------         --------           -------          ---------
    Net cash used for financing activities..         (7,590)              --            (1,985)            (9,575)
                                                  ---------         --------           -------          ---------

Net increase (decrease) in cash and cash
  Equivalents...............................             92               --               505                597
Cash and cash equivalents, beginning of
  period....................................          3,741               --             1,400              5,141
                                                  ---------         --------           -------          ---------
Cash and cash equivalents, end of period....      $   3,833         $     --           $ 1,905          $   5,738
                                                  =========         ========           =======          =========

NINE MONTHS ENDED SEPTEMBER 30, 1999
Net cash provided (used for) by operating
  activities................................      $  (9,609)        $ 33,146           $ 1,454          $  24,991
                                                  ---------         --------           -------          ---------
Cash flows from investing activities:
  Acquisition of business, net of cash
    acquired................................       (279,546)              --                --           (279,546)
  Contribution in joint venture.............            (25)              --                --                (25)
  Proceeds from sales of assets held for
    sale....................................             --            2,684                --              2,684
  Distribution of earnings from joint
    venture.................................            108               --                --                108
  Purchases of property and equipment.......         (1,268)          (4,040)           (6,141)           (11,449)
                                                  ---------         --------           -------          ---------
                                                   (280,731)          (1,356)           (6,141)          (288,228)
                                                  ---------         --------           -------          ---------
Cash flows from financing activities:
  Net repayment of line of credit...........        (10,000)              --                --            (10,000)
  Issuance of common stock..................         50,400               --                --             50,400
  Borrowings of long-term debt, net of
    issuance costs..........................         27,390               --                --             27,390
  Borrowings on credit facility, net of
    issuance costs..........................        191,843               --                --            191,843

  Principal payments on capital lease                    --               --              (504)              (504)
    obligations.............................
  Debt issuance costs.......................           (447)              --                --               (447)
  Other net activity with Parent............         29,609          (33,034)            3,425                 --
                                                  ---------         --------           -------          ---------
    Net cash provided by (used for)
      financing activities..................        288,795          (33,034)            2,921            258,682
                                                  ---------         --------           -------          ---------

Effect of exchange rate changes on cash.....             --               --               (46)               (46)
                                                  ---------         --------           -------          ----------
Net increase (decrease) in cash and cash
  equivalents...............................         (1,545)          (1,244)           (1,812)            (4,601)
Cash and cash equivalents, beginning of
  period....................................          1,545             (473)            4,307              5,379
                                                  ---------         --------           -------          ---------
Cash and cash equivalents, end of period....      $      --         $ (1,717)          $ 2,495          $     778
                                                  =========         ========           =======          =========

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

Accordingly, commencing in November 1997, the Company had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased the Company's indebtedness and interest expense substantially.

The Company's results of operations and balance sheet reflect the acquisition of Rival, in accordance with purchase accounting, from the consummation of the acquisition. Accordingly, Rival's size relative to Holmes significantly influences comparisons between periods before and after the Rival acquisition.

The Company's ability to achieve revenue enhancements and recognize cost savings from the Rival acquisition will depend to a significant extent on its ability to successfully integrate the operations of Rival and other factors including economic conditions and the retail environment. As part of its integration strategy, the Company sold substantially all the assets of Rival's Simer Pump product line ("Simer") on October 8, 1999. Simer accounted for net sales of approximately $19.0 million during the twelve months ended June 30, 1999. In furtherance of its strategic objectives, the Company will consider the possible disposition of other non-core business assets that do not support its current growth strategy, and may from time to time engage in discussions regarding mergers, acquisitions or other types of business combination transactions with other parties in the consumer products industry.

SEASONALITY

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

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
SEPTEMBER 30, 1998

Net Sales. Net sales for the third quarter of fiscal 1999, which ended September 30, 1999, were $134.3 million compared to $66.4 million for the third quarter of fiscal 1998, which ended September 30, 1998, an increase of $67.9 million or 102.3%. Approximately $67.7 million, or 99.7%, of the increase in net sales can be attributed to the Rival acquisition. On a stand-alone basis, Holmes' product sales were approximately $1.0 million lower in the third quarter of 1999 versus 1998. Heater sales were up approximately $1.2 million versus 1998 due to a high demand for shipments early in the season. This increase was offset by lower humidifier and air purifier sales of approximately $3.0 million in the third quarter of 1999 versus 1998 due to timing of early season humidifier shipments. Holmes had also made a strategic management decision to reduce dehumidifier volume due to its relatively low profit margins. Sales of dehumidifiers in the third quarter were approximately $1.3 million lower than in 1998. Partially offsetting the net reduction in Holmes' sales in the third quarter of 1999 was a reduction in product returns. A reduction in fan returns of approximately $1.4 million in the third quarter of 1999 versus 1998 was due to the warmer than normal temperatures throughout the United States in the third quarter of 1999.

On a stand-alone basis, sales of Rival's products were approximately $12.3 million lower for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Rival's home environment sales were down approximately $9.0 million due to anticipated retail placement losses, negative impacts from shelf transitions at several key retailers, and timing of shipments. Also, sales of kitchen electric products were down approximately $7.5 million due to new product introductions in the prior year and slower than expected sell through in some new product areas and the Company's decision to de-emphasize the lower margin opening price points for other product categories.

Gross Profit. Gross profit for the third quarter of 1999 was $39.8 million compared to $23.3 million for the third quarter of 1998, an increase of $16.5 million or 70.8%. As a percentage of net sales, gross profit decreased to 29.6% for the third quarter of 1999 from 35.1% for the third quarter of 1998. On a stand-alone basis, Holmes' gross profit percentage increased two percentage points in the third quarter of 1999 versus 1998. Rival's gross profit percentage on a stand-alone basis for the third quarter of 1999 was approximately 22.1%, which reduced the overall gross profit percentage for the Company. Also having a negative impact on gross margin for the three months ended September 30, 1999 was the amortization of the acquired profit in inventory in connection with the Rival acquisition which totalled approximately $2.4 million.

Selling Expenses. Selling expenses for the third quarter of 1999 were $17.1 million compared to $6.2 million for the third quarter of 1998, an increase of $10.9 million or 175.8%, primarily as a result of the Rival acquisition, which accounted for approximately $10.8 million of the increase. As a percentage of net sales, selling expenses increased to 12.7% for the third quarter of 1999 from 9.3% for the third quarter of 1998. In addition to the Rival impact, the increase in selling expenses was due to an increase in salaries and related benefits and travel costs as the Company continues to build an infrastructure to support the integration of Rival. Offsetting this was a decrease in sales promotion activities.

General and Administrative Expenses. General and administrative expenses for the third quarter of 1999 were $7.6 million compared to $3.5 million for the third quarter of 1998, an increase of $4.1 million or 117.1%. As a percentage of net sales, general and administrative expenses increased to 5.6% for the third quarter of 1999 from 5.3% for the third quarter of 1998. The increase in dollars is primarily attributable to the Rival acquisition. Additionally, the increase in percentage was due to Holmes incurring general and administrative expenses for integration consulting services in connection with the Rival acquisition.

Product Development Expenses. Product development expenses for the third quarter of 1999 were $2.8 million compared to $1.6 million for the third quarter of 1998, an increase of $1.2 million or 75.0%. As a percentage of net sales, product development expenses decreased to 2.1% for the third quarter of 1999 from 2.4% for the third quarter of 1998. The increased expenditures and the related decrease as a percentage of net sales was primarily due to the Rival acquisition.

Plant Closing Costs. The Company did not record any plant closing costs during the third quarter of 1999.

Interest and Other Expense, Net. Interest and other expense, net for the third quarter of 1999 was $8.6 million compared to $3.3 million for the third quarter of 1998, an increase of $5.3 million or 160.6%. The increase in interest expense was primarily due to the additional borrowings resulting from the new debt associated with the Rival acquisition.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased to a expense of $.6 million in the third quarter of 1999 from an expense of $1.3 million in the third quarter of 1998, as a result of the Company reporting less earnings in the third quarter of 1999 as compared to the third quarter of 1998. The Company provides for taxes using a projected worldwide effective tax rate of 20% for the entire year.

Net Income. As a result of the foregoing factors, net income for the third quarter of 1999 was $2.4 million, compared to net income of $7.4 million in the third quarter of 1998.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Net Sales. Net sales for the first nine months of fiscal 1999 were $341.8 million compared to $157.6 million for the first nine months of fiscal 1998, an increase of $184.2 million or 116.8%. Approximately $179.3 million, or 97.3%, of the increase in net sales can be attributed to the Rival acquisition. The remaining increase is attributable to an overall increase of approximately $2.0 million of Holmes' products and a reduction in sales returns of Holmes' products for the first nine months of 1999 versus 1998.

On a stand-alone basis, sales of Rival's products were approximately $33.0 million lower for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Rival's home environment sales were down approximately $22.0 million due to anticipated and unanticipated retail placement losses, negative impacts from shelf transitions as mentioned above, as well as weather related and marketplace shortfalls in the Simer pumps division. Also, Latin American sales were down approximately $5.2 million due to the economic downturn in that region.

Holmes' net increase included a $9.5 million increase in fan sales due to a strong retailer season for fans caused by warmer than normal temperatures throughout the United States in the first nine months of 1999 versus the same period in 1998 and an increase in number of units placed at several of the larger retailers for the Holmes fan lines. This increase was offset by declines in the dehumidifier category of approximately $5.3 million as described above, and smaller declines in two other product categories.

Gross Profit. Gross profit for the first nine months of 1999 was $96.1 million compared to $47.1 million for the first nine months of 1998, an increase of $49.0 million or 104.0%. As a percentage of net sales, gross profit decreased to 28.1% for the first nine months of 1999 from 29.9% for the first nine months of 1998. The Rival acquisition accounted for approximately $40.3 million of the dollar increase, but also accounted for the decrease in gross profit as a percentage of net sales. An increase in Holmes' gross profit as a percentage of net sales for the first nine months of 1999 was offset by Rival's gross profit percentage for the first nine months of 1999 of 22.5%, thus reducing the overall gross profit percentage. Finally, the above mentioned reduction in sales returns and allowances had a favorable impact on gross profit. Also having a negative impact on gross margin for the nine months ended September 30, 1999 was the amortization of acquired profit in inventory in connection with the Rival acquisition which totalled approximately $4.7 million.

Selling Expenses. Selling expenses for the first nine months of 1999 were $45.3 million compared to $14.7 million for the first nine months of 1998, an increase of $30.6 million or 208.2%, primarily as a result of the Rival acquisition, which accounted for approximately $27.3 million of the increase. As a percentage of net sales, selling expenses increased to 13.3% for the first nine months of 1999 from 9.3% for the first nine months of 1998. In addition to the Rival impact, the increase in selling expenses was due to an increase in the warranty reserve for potential heater returns and potential product recalls. To a lesser extent, shipping costs increased as a result of the higher sales level. In addition, salaries and related benefits and travel costs were higher as the Company continues to build an infrastructure to support the integration of Rival. Total integration related costs were approximately $0.9 million for the first nine months of 1999.

General and Administrative Expenses. General and administrative expenses for the first nine months of 1999 were $21.6 million compared to $11.8 million for the first nine months of 1998, an increase of $9.8 million or 83.0%. As a percentage of net sales, general and administrative expenses decreased to 6.3% for the first nine months of 1999 from 7.5% for the first nine months of 1998. The increase in dollars was primarily attributable to the Rival acquisition. Additionally, the increase in dollars was due to Holmes incurring general and administrative expenses for integration consulting services in connection with the Rival acquisition. The total integration costs recorded in the first nine months of 1999 were approximately $1.9 million.

Product Development Expenses. Product development expenses for the first nine months of 1999 were $7.5 million compared to $4.7 million for the first nine months of 1998, an increase of $2.8 million or 59.6%. As a percentage of net sales, product development expenses decreased to 2.2% for the first nine months of 1999 from 3.0% for the first nine months of 1998. The increased expenditures and the related decrease as a percentage of net sales was primarily due to the Rival acquisition.

Plant Closing Costs. The Company recorded $2.2 million in plant closing costs associated with Rival's previously announced closing of its New Haven, Indiana and Fayetteville, North Carolina plants. Approximately $1.7 million related to the expenses associated with the wind down of these two facilities and $0.5 million related to the write down of fixed assets at these facilities.

Interest and Other Expense, Net. Interest and other expense, net for the first nine months of 1999 was $21.6 million compared to $10.1 million for the first nine months of 1998, an increase of $11.5 million or 113.9%. The increase in interest expense was primarily due to the additional borrowings resulting from the new debt associated with the Rival acquisition.

Income Tax Expense (Benefit). Income tax expense (benefit) changed to a benefit of $.8 million in the first nine months of 1999 from an expense of $.9 million in the first nine months of 1998, as a result of the Company reporting a net loss in the first nine months of 1999 as compared to net income in the first nine months of 1998. The Company provides for taxes using a projected worldwide effective tax rate of 20% for the entire year.

Net Income. As a result of the foregoing factors, net loss for the first nine months of 1999 was $3.1 million, compared to net income of $4.9 million in the first nine months of 1998.

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

Cash provided by operations for the nine months ended September 30, 1998 and 1999 was $13.7 million and $25.0 million, respectively. Cash provided by operations in the first nine months of 1999 reflected a $5.5 million decrease in inventory levels as many of the third quarter sales were shipped from the Company's warehouses versus direct shipments from the Far East. Additionally, the Company has increased its focus on management of both raw material and finished goods inventory levels resulting in decreases in both categories. Also contributing to cash provided by operations was a decrease in accounts receivable of approximately $9.9 million. Accounts receivables decreased in part due to the decline in Rival's sales and due to a continued effort by the Company to focus on the credit and collection area. Partially offsetting these was a decrease in accounts payable of approximately $5.1 million which was also due to Rival's decline in sales.

Cash provided by (used for) financing activities for the nine months ended September 30, 1998 and 1999 was $(9.6) million and $258.7 million, respectively. Cash used for financing in the first nine months of 1998 reflected repayments of the prior line of credit used to fund cash flows for operations. The cash provided by financing activities in the first nine months of 1999 reflected the borrowings on the Credit Facility and the issuance of common stock associated with the Rival acquisition.

Cash used for investing for the nine months ended September 30, 1999 included $279.5 million paid in connection with the Rival acquisition. Also, the Company received net proceeds of $2.7 million in connection with the sale of two of Rival's closed manufacturing facilities.

The Company's capital expenditures, including assets acquired under capital leases, for the nine months ended September 30, 1998 and 1999 were $3.5 million and $11.4 million, respectively, primarily for molds and tooling.

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

The Company entered into the Credit Facility in February 1999. The Credit Facility amended and restated the Company's prior $100.0 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and $200.0 million, six-year revolving credit facility, which was reduced to $170.0 million on August 20, 1999. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Company entered into an interest rate collar transaction on May 7, 1999 on its Variable rate debt with a cap rate of 6.5% and a floor rate of 4.62%. The agreement expires on March 31, 2002. See Note 7 of Notes to Consolidated Financial Statements. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

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

Information Technology Systems Including EDI. Holmes transitioned to Rival's computer software system during the third quarter of 1999. In addition, all of the Company's other computer hardware has been or is in the process of being tested for Year 2000 compliance. Those systems that fail will be upgraded or replaced during the fourth quarter of 1999. As part of its transition, Holmes implemented Rival's EDI system that is expected to be fully Year 2000 compliant to prevent any interruption of data interchange from the many customers using this platform. The Company anticipates that the EDI conversion will be fully completed during the fourth quarter of 1999. The Company intends to use both internal and external resources to test, reprogram or replace the software and hardware for Year 2000 modifications. The total specific project costs are difficult to determine as many of the upgrades and new implementations would have been made regardless of the Year 2000 issue. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, will be capitalized. All other remaining project costs will be expensed during 1999 and 2000.

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

Holmes has created a Year 2000 committee consisting of one member from each department. The committee is in the final stages of reviewing all aspects of Holmes' business systems to determine if they are Year 2000 compliant and testing systems as necessary. This process will continue throughout the fourth quarter of 1999.

Holmes has sent out a comprehensive questionnaire to its 250 largest customers and approximately 550 vendors and service providers regarding their Year 2000 compliance. Approximately 35% of the customers and 42% of the vendors and service providers either completed the questionnaires or provided the requested information to an industry-wide database. These responses have tended to provide only vague assurances regarding Year 2000 matters, however. While Holmes intends to carefully monitor its supplier risks, Holmes cannot control its suppliers, and there can be no guarantee that a Year 2000 problem that may originate with a supplier will not materially adversely affect Holmes. Holmes has not designed a specific contingency plan in the event of a Year 2000 failure caused by a supplier or other third party, but is working to identify issues as soon as possible. Holmes has determined that products that the Company manufactures and sells have no exposure related to the Year 2000 issue.

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

The Holmes and Rival Year 2000 committees have made the following determinations with respect to general business systems:

  - The Company has updated Rival's telecommunications systems and installed the same system at Holmes. The vendor has represented that this system is Year 2000 compliant, as have Holmes' and Rival's carriers.

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

Foreign Operations. The Company has extended its Year 2000 compliance efforts to its overseas operations, and in particular to Holmes' administrative operations in Hong Kong and its manufacturing facilities in China. Management believes that, based on representations from its vendors and its testing to date, the primary computer system which controls Holmes' Far East order processing, inventory management, manufacturing and shipping operations is Year 2000 compliant. The financial accounting module of this software was upgraded during the third quarter. The Far East telecommunications carriers have generally represented to Holmes that their systems will continue to function. However, the state of readiness of third parties is generally less well-known with respect to the Company's overseas operations as compared to domestic operations. This is especially true for Rival, which has utilized a limited number of vendors in Europe and Latin America which have not been surveyed for Year 2000 compliance.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "will," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, the integration of the Rival acquisition, recent declines in the sales of many of Rival's products, the Company's degree of leverage, its dependence on major customers and key personnel, competition, risks associated with foreign and domestic sourcing and manufacturing, risks of the retail industry, potential product liability claims or recalls, the cost of labor and raw materials and the other factors discussed in the Company's filings with the Commission, such as its Registration Statement on Form S-4 (file number 333-77905). Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At September 30, 1999, the carrying value of the Company's debt totaled $338.4 million, which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

    At September 30, 1999, the Company had fixed rate debt of $135.3 million (including capital leases) and variable rate debt of $203.1 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $7.5 million. Based on the amount of variable rate debt outstanding at September 30, 1999, the earnings and cash flow impact for the next twelve months resulting from a one percentage point increase in interest rates would be approximately $1.6 million, net of tax, holding other variables constant.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 3, 1999, the holders of the Company's common stock, which is privately held, voted to amend the Company's charter to change its name to "The Holmes Group, Inc." The name change will be implemented during the fourth quarter of 1999.

ITEM 5.   OTHER INFORMATION

    On August 20, 1999, the Company consummated its offer to exchange $31.3 million aggregate principal amount of its Series D Senior Subordinated Notes due 2007 for an equal amount of Series C Senior Subordinated Notes due 2007 issued in connection with the Rival acquisition. There were no proceeds to the Company resulting from the exchange.

    On October 8, 1999, the Company consummated the sale of substantially all of the assets of Rival's Simer Pump product line ("Simer"). Simer was engaged in the design, manufacture and sale of water pumping and drainage systems. Simer accounted for net sales of approximately $19.0 million during the twelve months ended June 30, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits:  27.1 Financial Data Schedule

    b. Reports on Form 8-K:

       The Company filed a report on Form 8-K dated October 8, 1999 with respect to the sale of the Simer assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HOLMES PRODUCTS CORP.
                                       -----------------------------------------
                                       Registrant


November 15, 1999                      By: /s/ Jordan A. Kahn
                                          --------------------------------------
                                          Jordan A. Kahn, President, Chief
                                          Executive Officer
                                          (Principal Executive Officer)

November 15, 1999                      By: /s/ Ira B. Morgenstern
                                           -------------------------------------
                                           Ira B. Morgenstern, Senior Vice
                                           President - Finance
                                           (Principal Financial and Accounting
                                           Officer)