Form 10-K405
period 1999-12-31
HOLMES GROUP INC
filed 2000-03-30
CIK 1052490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                            COMMISSION FILE NUMBERS:
                                   333-44473
                                   333-77905

                             THE HOLMES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                   04-2768914
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)
233 FORTUNE BOULEVARD, MILFORD, MASSACHUSETTS                      01757
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (508) 634-8050
                        (REGISTRANT'S TELEPHONE NUMBER)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         TITLE OF CLASS: NOT APPLICABLE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              DOCUMENTS INCORPORATED BY REFERENCE: NOT APPLICABLE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE HOLMES GROUP, INC.

                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART  I.
Item  1.   Business....................................................    2
Item  2.   Properties..................................................    8
Item  3.   Legal Proceedings...........................................    9
Item  4.   Submission of Matters to a Vote of Security Holders.........    9

PART  II.
Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    9
Item  6.   Selected Financial Data.....................................   10
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
Item  7A.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................   16
Item  8.   Financial Statements and Supplementary Data.................   17
Item  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   50

PART  III.
Item  10.  Directors and Executive Officers of the Registrant..........   50
Item  11.  Executive Compensation......................................   51
Item  12.  Security Ownership of Certain Beneficial Owners and
             Management................................................   53
Item  13.  Certain Relationships and Related Transactions..............   53

PART  IV.
Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   54

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this report, are or may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, our degree of leverage, our dependence on major customers and key personnel, the integration of the Rival acquisition, as described herein, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are described in our most recent Registration Statement on Form S-4 (File No. 333-77905), our Current Reports on Form 8-K (filed February 10, 1999, October 12, 1999 and January 13, 2000), and from time to time in our other periodic reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Holmes Group, Inc., formerly known as Holmes Products Corp., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment, small kitchen and personal care appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have the leading U.S. market share in each of these product categories. Home environment products, in the aggregate, accounted for approximately 56% of our net sales for the fiscal year ended December 31, 1999. Our kitchen appliances include Crock-Pot(R) slow cookers, can openers, ice cream freezers and other similar small kitchen electric appliances where we hold the number one or two market share. Kitchen appliances accounted for approximately 36% of our net sales for fiscal 1999. Our personal care products include massagers and showerheads. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality and presence and experience in the Far East.

     Our products are sold under the Holmes(R), Rival(R), Pollenex(R), Bionaire(R), Patton(R), Family Care(R) and Titan(R) brand names. These products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drugstore chains. Major customers in these channels include Wal-Mart, Kmart, Target, Home Depot, Costco, BJ's Wholesale Club, TruServ (formerly True Value and ServiStar) and Walgreens. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

     Holmes was founded in 1982 by our Chief Executive Officer, Jordan A. Kahn, an innovator in the home environment market with over 30 years of industry experience. Holmes opened its first manufacturing facility in China in 1989, and currently operates two facilities in China where we manufacture many of our products and electric motors for use in our products. We also currently operate five manufacturing facilities in the United States. Our Warrensburg, Missouri facility will be closing during 2000. Our vertically integrated manufacturing facilities provide control over the production process and product quality. These facilities also enhance operational flexibility and allow us to quickly respond to changes in consumer demand and to specialized production needs. We maintain distribution facilities in the United States, Canada and Europe, as well as offices in Hong Kong and Taiwan that are responsible for sourcing raw materials, processing orders and shipping the Company's products from the Chinese factories. We coordinate product development, marketing, sales and distribution from our Milford, Massachusetts headquarters.

     Our principal executive offices are located at 233 Fortune Boulevard, Milford, Massachusetts 01757. Our telephone number is (508) 634-8050 and our corporate web site is located at www.theholmesgroup.com.

THE RIVAL COMPANY ACQUISITION

     On February 5, 1999, we completed our acquisition of The Rival Company ("Rival"), a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with this acquisition, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8% (the "Notes"), and amended and restated our existing $100.0 million credit facility to provide for a total availability of $325.0 million. We also sold $50.0 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes' majority shareholder), and to members of management and certain other co-investors. The initial borrowings under the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival's then existing indebtedness, and pay the fees and expenses of the transaction.

     Prior to the Rival acquisition, in November 1997, Holmes and Berkshire Partners completed a recapitalization transaction in which we issued $105.0 million of Notes and entered into the $100.0 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay our then existing indebtedness and redeem a significant portion of the previous majority shareholder's common stock.

     Accordingly, commencing in November 1997, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated in February 1999 further increased our indebtedness and interest expense substantially.

     Our results of operations and balance sheet included herein reflect the acquisition of Rival, in accordance with purchase accounting, from the consummation of the acquisition. Accordingly, Rival's larger size relative to Holmes significantly influences comparisons between periods before and after the Rival acquisition.

     Following the Rival acquisition, we made two strategic divestitures of certain of Rival's non-core business units. On October 8, 1999, we sold the assets of Rival's sump and utility pump division, which accounted for net sales of approximately $19.0 million during the twelve months ended June 30, 1999. On December 21, 1999, we sold the assets of Rival's industrial and building supply products businesses, which accounted for net sales of approximately $25.0 million during the twelve months ended October 31, 1999. Net proceeds from these divestitures were approximately $21.1 million and resulted in an increase in goodwill of approximately $4.7 million. The Company may receive up to an additional $2.7 million in connection with the industrial and building supply divestiture during the year ended December 31, 2000 as additional consideration for certain performance obligations of the Company.

     Our ability to achieve revenue enhancements and recognize cost savings from the Rival acquisition will depend to a significant extent on our ability to continue to integrate Rival's operations, as well as other factors including competition, labor and materials costs, and the general retail environment. In furtherance of our strategic objectives, we may from time to time engage in discussions regarding mergers, acquisitions, divestitures of other non-core assets, or other business combination transactions within the consumer products industry.

BUSINESS STRATEGY

     Our strategy is to capitalize on our core strengths to achieve further growth in net sales, profitability and cash flow by: (1) growing Rival's core kitchen franchise, (2) further growth of the multibrand home environment product lines (Holmes(R), Bionaire(R), Pollenex(R), Patton(R), Titan(R) and Family Care(R)) (3) penetrating new and existing distribution channels, (4) improving our overall cost structure and (5) expanding geographically. We believe an important challenge in the year ahead will be the continued integration of

Rival's operations in order to capitalize on the full potential of the acquisition. We intend to pursue the following initiatives as part of our strategy:

     Strengthen the Kitchen Franchise. Rival's long-standing reputation as a leader in the small kitchen appliance market has added a strong, complementary business to our home environment product line. We are the leading manufacturer and marketer of slow cookers through Rival's Crock-Pot(R) brand, and enjoy a leading market share in can openers and ice cream freezers. We intend to leverage our expertise in product innovation, manufacturing, marketing and distribution to further strengthen our kitchen franchise.

     Leverage and Grow Brands. The addition of Rival's home environment brands has allowed us to increasingly differentiate our home comfort offerings among customers and consumers. Through these additional brands, such as Bionaire(R), the Company can offer a step-up brand strategy for increased presence in high end distribution channels.

     Further Penetrate Existing Distribution Channels. We believe that we can further penetrate our existing distribution channels as a result of favorable industry dynamics and our strong relationships and execution with mass merchant retailers. Management believes that mass merchants will continue to consolidate their vendor base and focus on a smaller number of sophisticated suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide full product support from design to category management, point-of-sale and after-market service with the consumer. We work closely with key customers such as Wal-Mart, where we have been selected to design and produce home environment and selected kitchen products for the GE branded product program.

     Develop New Distribution Channels. We continue to develop new channels of distribution by providing customized product offerings that appeal to the specific needs of each channel. For example, since 1996, we have marketed selected products through an arrangement with the QVC electronic retailing network. We have begun to partner with internet based electronic retailers to distribute a broad array of our products. We also have developed unique brands and product offerings to further penetrate the national chain drug stores.

     Develop Our Brand Portfolio. We believe our wide portfolio of brands allows us to increase market share by penetrating new segments of distribution as well as expand shelf share in existing channels. Our brand development focuses on both consumer brand awareness vehicles as well as the development of new technologies and feature enhancements unique to these brands.

     Improve the Overall Cost Structure. Through our manufacturing facilities in China and related Far East sourcing capabilities, we have the ability to be a low-cost, high quality, flexible producer of appliance products. By applying these capabilities to certain of Rival's products, we believe we can further reduce our overall manufacturing costs.

     Expand into New Geographic Regions. We believe that the European, Latin American and Asian home comfort markets are underdeveloped and represent significant growth opportunities. We intend to leverage the greater international recognition of Rival's brands in Europe and Latin America with our low cost flexible supply in Asia to increase sales in these regions.

PRODUCTS

     Holmes is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment, small kitchen and personal care appliances.

HOME ENVIRONMENT

     Home environment products allow consumers to better control the air quality, temperature and lighting of their home and office environments.

     Fans. We currently manufacture and market approximately 90 different fan models under the Holmes(R) and Patton(R) brand names, including table, stand, window, window-to-floor, box, commercial grade, high velocity and oscillating fans, typically for purchase and use by household consumers. Retail prices for our fans range from $5 to $300.

     Heaters. Portable electric space heaters are used to heat areas of the house not adequately reached by central heat and to heat an individual room while that room is in use. We currently manufacture and market approximately 65 different heater models under the Holmes(R), Patton(R), Bionaire(R) and Titan(R) brand names, including plastic, ceramic, metal, radiant and baseboard styles. Retail prices for our heaters range from $20 to $80.

     Humidifiers. Consumers use humidifiers to provide greater comfort by increasing moisture in the home environment. We currently manufacture and market approximately 50 different humidifiers under the Holmes(R), Bionaire(R) and Pollenex(R) brand names, including cool mist, warm mist, ultrasonic and console models that range in moisture output from one to 12 gallons per day. Retail prices for our humidifiers range between $15 and $150. We also sell a variety of humidifier accessories, replacement parts and chemical treatments.

     Air Purifiers. Air purifiers circulate a room's air through filters that remove contaminants from the air. In recent years, high efficiency particulate arresting ("HEPA") filters have come to dominate the industry. We currently manufacture and market approximately 30 different air purifier models under the Holmes(R), Bionaire(R) and Pollenex(R) brand names. Retail prices for our air purifiers range between $10 and $280. Air purifiers represent one of the most underdeveloped categories of the home environment product line.

     Accessories. Many of our products require accessories, including replacement filters, chemical treatments and replacement parts. For example, air purifiers periodically need new replacement filter cartridges and humidifiers need new replacement wick filters. As the installed base of these products continues to expand, we expect that the market for these accessories will grow as well. In addition, we believe that sales of filters and accessories increase brand awareness and customer loyalty. Accessories represent one of the fastest growing categories in the home environment product line.

     Lighting Products. We market over 150 different decorative and home office lighting products, including table, floor and wall-mounted models. These products complement our traditional home environment appliance line, provide an additional non-seasonal category, and are distributed through the same distribution channels as our other products. Holmes' lighting products are manufactured by subcontractors in China and in the United States. Retail prices for these products range between $4 and $90.

KITCHEN ELECTRICS

     Small kitchen electric appliances, which constituted Rival's primary product line for over sixty years, accounted for approximately 36% of our net sales in 1999. The kitchen electrics business unit sells products including slow cookers under the Crock-Pot(R) brand, ice cream freezers under the White Mountain(R) brand and can openers, toasters, food slicers, mixers, indoor grills, fryers and skillets under the Rival(R) brand to retailers and distributors throughout the United States. We are the dominant manufacturer and marketer of slow cookers, of which we market over 25 different models which retail for between $10 and $70. In addition, Rival invented the electric can opener category and continues to maintain the number one market share. We believe that the combination of innovative product development and global manufacturing strengths will position our kitchen business for growth and share gain in the future.

PERSONAL CARE

     We manufacture and market a wide variety of personal care products, including showerheads, massagers and other wellness products under the Pollenex(R) brand to retailers and distributors throughout the United States. Personal care products represent an important growth opportunity for the Company.

INTERNATIONAL

     Our products are sold in Canada and Europe from our sales and distribution facilities in Toronto and the Netherlands. We also ship products from the United States and our manufacturing facilities in China to customers in Latin America and Asia.

ELECTRIC MOTORS

     One of our Far East subsidiaries, Raider Motor Corporation, has proven strengths in the design and manufacture of a variety of electric motors for use in home and commercial appliances. In addition to supplying most of the motors for our products, Raider has sufficient manufacturing capacity to supply other manufacturers of appliances with electric motors. In October, 1998, we entered into a joint venture with General Electric for motor manufacturing, sales and distribution to third parties. The joint venture entity is owned 49% by Holmes and 51% by GE. Capital expenditures necessary to support the growth of the GE joint venture are shared 50/50 with GE.

PRODUCT DEVELOPMENT

     We have internal product development teams dedicated to new product development and product enhancements. We maintain our own engineering and product development department to research new product concepts as well as activities relating to improving existing products. The product design and research development team consists of employees located in Milford, Massachusetts, Kansas City, Missouri and in the Far East. We also retain the services of outside consultants to assist our internal team.

     We utilize state-of-the-art design technology including advanced CAD design software and a laser-based stereolithography technique to design and engineer new products. Management believes this technology allows us to design and develop new products quickly, enabling us to accurately assess the feasibility, cost and tooling requirements of new products before manufacturing the products. Management believes this technology gives us a competitive advantage in the design and development of new products and product line extensions.

     Our expenditures for new product development and tooling totaled approximately $9.5 million, $9.4 million and $17.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

MANUFACTURING

     We manufacture over 80% of our products ourselves, utilizing a combination of our foreign and domestic manufacturing facilities. The management, coordination and control of all manufacturing operations are centralized at our principal offices in Milford, Massachusetts.

     We manufacture most of our home environment products at our manufacturing facilities in China. These facilities are highly integrated and produce most of the electric motors, injection molded plastic components and other components used in the manufacturing and assembly process. The balance of our home environment products are produced through subcontracted manufacturers in China and the United States, generally under the supervision of Holmes employees.

     Our domestic manufacturing plants specialize in the production of selected small kitchen appliances, particularly our Crock-Pot(R) slow cookers. These plants are highly integrated and produce electric elements and motors, injection molded plastic components, screw machine parts, stampings and stoneware. Four of these manufacturing and assembly facilities are located in rural Missouri (Clinton, Sedalia, Sweet Springs and Warrensburg), near Kansas City. The fifth facility, in Flowood, Mississippi, produces the stoneware for our slow cookers and other products. We will be closing the Warrensburg, Missouri facility during 2000.

     We believe that we have a cost advantage as a result of our degree of vertical integration, purchasing power, and low labor costs at our Chinese manufacturing facilities. In addition, by operating our own manufacturing facilities, we have control over the quality of our products from design through final distribution.

MARKETING AND DISTRIBUTION

     Our products are sold in the United States, Canada and Europe to the retail trade by an internal sales staff consisting of 35 sales managers, with assistance from an internal sales support staff, field sales associates and regional independent manufacturers representative organizations. We market our products through all major channels of distribution including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores, department stores, home and kitchen specialty stores, national drugstore chains and mail order and premium companies. The sales managers are actively involved in servicing all aspects of each retail account.

     In order to respond most efficiently to the demands of its retail customers and ensure timely delivery, we balance direct shipments from our manufacturing facilities with shipments from our domestic and international warehouses. We employ an electronic data interchange system with selected retail customers to expedite order and invoice processing.

     Our marketing department consists of 40 individuals who are responsible for market analysis, new product development, pricing strategy, promotions and overall category development. We believe that our packaging is one of our most powerful marketing tools because most consumers typically purchase small appliances without the benefit of knowledgeable retail sales staff. Holmes' innovative packaging and point-of-purchase support provide written information and illustrations regarding product features, usage instructions, safety features and product operation. We have an in-house art department that develops much of our packaging and marketing materials on state-of-the-art desktop graphics systems.

MAJOR CUSTOMERS

     Our three largest retail customers, Wal-Mart (including Sam's Wholesale
Club), Kmart and Target accounted for approximately 46% of our net sales during 1999. Individually, Wal-Mart and Kmart each accounted for over 10% of our net sales during 1999. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers could have a material adverse effect on our business.

SEASONALITY

     Sales of our products are highly seasonal, and counter-seasonal weather can adversely affect our results of operations. Within the home environment product line, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen appliances, personal care products and certain home environment products such as air purifiers and lighting products are used year-round, the nature of these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, because many of the kitchen and personal care products we sell are given as gifts, we sell more of these products in anticipation of the holiday season. When holiday shipments are combined with seasonal products such as heaters and humidifiers, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier, and air purifier products.

COMPETITION

     The markets for most of our products are developed and highly competitive. Management believes that competition is based on several factors, including price, access to retail shelf space, product features, product enhancements, brand names, new product introductions, and marketing support and distribution systems.

     We compete with many well-established companies, some of which have substantially greater facilities, personnel, financial and other resources than us. Our major competitors include AdobeAir, Catalina Lighting, Cheyenne, Homedics, Honeywell Consumer Products (maker of Duracraft and Enviracare brands), Hamilton

Beach/Proctor Silex, Lasko, Masco, Salton/Maxim (Toastmaster), Sunbeam, Tensor, Teledyne and Windmere. We also compete with importers and foreign manufacturers of unbranded products.

     We believe that our most important competitive strengths are the quality, design and competitive pricing of our products, our attention to retailer and consumer needs, our stable of recognized brands, our access to major channels of distribution, the development of new products and innovation in existing products, our ability to provide timely shipment through our manufacturing and distribution facilities and the capabilities of our management team.

PATENTS AND TRADEMARKS

     We hold a number of patents and trademarks registered in the United States, Canada, and other countries for various products and technologies. Of particular importance are the Holmes(R), Rival(R), Pollenex(R), Patton(R), Bionaire(R), White Mountain(R), Family Care(R), Titan(R) and Crock-Pot(R) trademarks. We have additional patent applications pending in the United States, Canada and Mexico. We also register trademarks on product names and unique features in the United States and other countries. We believe that, other than with respect to the Crock-Pot(R) trademark, none of our product lines is dependent upon any single trademark, patent, group of patents or other intellectual property rights.

REGULATION

     We are subject to federal, state and local regulations concerning the environment, occupational safety and health, trade-related issues and consumer products safety. Most of our products are listed by Underwriters Laboratories, Inc. ("UL"), the Canadian Underwriters Laboratories, Inc. ("CUL"), or similar organizations in other markets. UL and CUL are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards. We are also regulated by, and hold ongoing discussions regarding specific products with, the United States Consumer Products Safety Commission and the Canadian Standards Association. We believe that we are in material compliance with all of the regulations applicable to us. There can be no assurance, however, that such regulations will not negatively affect us in the future. Our operations could also be adversely affected by other regulations relating to our foreign operations, including changes in trade laws, increased import duties, import/export regulations and changes in foreign laws.

EMPLOYEES

     We had approximately 7,500 employees as of December 31, 1999, of which approximately 2,215 were located in the United States, Europe and Canada, approximately 5,200 were located at our manufacturing facilities in Dongguan, China, and approximately 85 were located in Hong Kong and Taiwan.

ITEM 2.  PROPERTIES

     The following table sets forth our principal facilities, the primary activity at each of the facilities listed and the expiration date of the applicable lease, in the case of leased facilities.

LOCATION                           SIZE                    PRIMARY USE             LEASE EXPIRATION
--------                    -------------------    ----------------------------    ----------------
Milford, MA...............  83,000 square feet     Headquarters and
                                                   Distribution                    2001
City of Industry, CA......  Varies                 Distribution                    At will
Clinton, MA...............  207,000 square feet    Distribution                    2000
Worcester, MA.............  156,000 square feet    Distribution                    2003
Clinton, MO...............  164,000 square feet    Manufacturing and Assembly      Owned
                            279,000 square feet    Warehousing and Distribution       Owned
Kansas City, MO...........  32,000 square feet     General Offices                 2005
Sedalia, MO(1)............  157,000 square feet    Manufacturing and Assembly      Owned
                            67,000 square feet     Manufacturing and Assembly         Owned
                            216,000 square feet    Warehousing and Distribution       Owned

LOCATION                           SIZE                    PRIMARY USE             LEASE EXPIRATION
--------                    -------------------    ----------------------------    ----------------
Sweet Springs, MO.........  125,000 square feet    Manufacturing/Return
                                                     Processing                       Owned
Warrensburg, MO(1)........  158,000 square feet    Manufacturing and Assembly      Owned
Flowood, MS...............  154,000 square feet    Manufacturing                   Owned
Dongguan, China(2)........  466,000 square feet    Manufacturing and Assembly      2006
Dongguan, China(2)........  269,000 square feet    Motor Manufacturing             2006
Hong Kong.................  21,000 square feet     Office                          2001
Oosterhout, Netherlands...  50,000 square feet     General Office, Warehousing
                                                     and Distribution                 2005
Mississaugua, Ontario.....  Varies                 Distribution                    At will
Mississaugua, Ontario.....  55,000 square feet     General Office, Warehousing
                                                     and Distribution                 2005
Taipei, Taiwan............  1,700 square feet      Office                          2000

---------------
(1) The Warrensburg plant and 67,000 square feet of the Sedalia plant are occupied under long-term leases which give the Company the option to purchase the relevant property at a nominal cost. We will be closing the Warrensburg facility during 2000.

(2) These facilities are located in Guangdong Province, China, approximately 70 miles from Hong Kong. These facilities include 20 buildings on two separate campuses that include manufacturing, assembly, warehousing, and employee dormitory operations. The lease expiration date assumes the exercise of our options to extend the lease on the primary manufacturing buildings. We have agreed to purchase additional land in Guangdong Province for the construction of a new manufacturing facility.

     Rival's previously closed manufacturing and assembly facility in Fayetteville, North Carolina is currently under agreement to be sold.

     Subsequent to December 31, 1999, we signed a lease for our new corporate headquarters and distribution facility currently under construction in Milford, Massachusetts. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various legal proceedings incident to our normal business operations, including product liability and patent and trademark litigation. Management believes that the outcome of such litigation will not have a material adverse effect on our business, financial condition or results of operations. We have product liability and general liability insurance policies in amounts management believes to be reasonable. There can be no assurance, however, that such insurance will be adequate to cover all potential product or other liability claims against us. We also face exposure to voluntary or mandatory product recalls in the event that our products are alleged to have manufacturing or safety defects. We do not maintain product recall insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Holmes is privately-owned and there is no public trading market for our equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      1995        1996        1997         1998         1999
                                    --------    --------    ---------    ---------    --------
                                                      (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales.........................  $178,132    $194,331    $ 192,153    $ 214,479    $506,833
Cost of goods sold................   141,226     145,915      136,740      146,509     363,654
                                    --------    --------    ---------    ---------    --------
  Gross profit....................    36,906      48,416       55,413       67,970     143,179
Selling, general and
  administrative expenses.........    22,500      27,308       36,530(1)    37,095      98,486
Product development expenses......     3,154       5,520        5,463        6,295      10,448
Plant closing costs...............        --          --           --           --       2,439
                                    --------    --------    ---------    ---------    --------
  Operating profit................    11,252      15,588       13,420       24,580      31,806
Interest expense, net.............     5,219       6,491        7,096       13,833      33,472
Other (income) expense, net.......      (337)       (319)          56         (436)     (2,489)
                                    --------    --------    ---------    ---------    --------
  Income before income taxes,
     equity in earnings from joint
     venture and minority
     interest.....................     6,370       9,416        6,268       11,183         823
Income tax expense (benefit)......     2,614       2,787        2,196        2,222         (87)
Equity in earnings from joint
  venture.........................        --          --           --           --        (902)
                                    --------    --------    ---------    ---------    --------
  Income before minority
     interest.....................     3,756       6,629        4,072        8,961       1,812
Minority interest in net income of
  majority-owned
  subsidiaries(2).................       518         408          225           --          --
                                    --------    --------    ---------    ---------    --------
  Net income......................  $  3,238    $  6,221    $   3,847    $   8,961    $  1,812
                                    ========    ========    =========    =========    ========
OTHER DATA:
EBITDA(3).........................  $ 16,098    $ 22,774    $  20,837    $  32,264    $ 50,330
Ratio of earnings to fixed
  charges(4)......................      2.1x        2.2x         1.8x         1.7x        1.0x
Depreciation and amortization.....     4,509       6,867        7,473        7,248      15,133
Capital expenditures..............     9,706       8,594        5,815        4,749      17,614
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents.........  $  3,368    $  4,462    $   5,141    $   5,379    $  6,647
Working capital (deficit).........    (6,770)     (2,883)      78,318       71,089     211,646
Total assets......................   118,524     128,286      135,165      131,357     456,496
Total long-term debt including
  capital leases..................       217         737      134,294      115,139     338,710
Total stockholders' equity
  (deficit).......................    11,487      17,708      (24,991)(5)   (15,389)(5)   37,800

---------------
(1) Includes approximately $6.9 million of incremental compensation expense, which was paid to certain executives in conjunction with Holmes' November, 1997 recapitalization.

(2) In May and June, 1997, Holmes repurchased the shares held by 30% minority stockholders in one of Holmes' subsidiaries for a total of $900,000.

(3) EBITDA represents income before interest expense, income tax expense (benefit), depreciation and amortization and the minority interest in net income of majority-owned subsidiaries. EBITDA is presented because it is a widely accepted measure to provide information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. Additionally, Holmes' calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. EBITDA as presented does not reflect addback of integration expenses, amortization of acquired profit in inventory, plant closing costs and reduction for a legal settlement. Adjusting for these items would result in EBITDA of $62.3 million for 1999.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings represent income before income taxes and minority interest, plus fixed charges as presented, without adjustment for one-time items as discussed in
    (3) above. Fixed charges consist of interest expense on all indebtedness plus a portion of rental payments on operating leases that is considered representative of the interest factor.

(5) Total stockholders' equity (deficit) as of December 31, 1997 and 1998 reflects a reduction attributable to Holmes' 1997 recapitalization. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sales of most of our products follow seasonal patterns that affect results of operations. In general, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen electrics, air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, many of the kitchen and personal care products we sell are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on kitchen electrics and other home environment products.

     On February 5, 1999, we completed the acquisition of The Rival Company, a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with this acquisition, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8% (the "Notes"), amended and restated our existing $100.0 million credit facility to provide for a total availability of $325.0 million, and sold $50.0 million of common stock in a private placement. In November 1997, we completed a recapitalization transaction in which we issued $105.0 million of Notes and entered into the $100.0 million line of credit facility, of which approximately $27.5 million was initially drawn (collectively, the "1997 Transactions"). As a result of these transactions, we have a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past.

RESULTS OF OPERATIONS

     Our historical results of operations for the year 1998 discussed below do not include any of Rival's operations. The Rival acquisition was accounted for as a purchase, and accordingly, Rival's results of operations are included in the Company's financial information beginning on February 5, 1999. Rival's larger size relative to Holmes greatly influences the comparison of 1999 and 1998 below. Therefore, we have provided supplemental information for Holmes and its subsidiaries other than Rival on a stand-alone basis, and for Rival and its subsidiaries on a stand-alone basis.

  Comparison of Years Ended December 31, 1999 and December 31, 1998

     Net Sales. Net sales for fiscal 1999 were $506.8 million compared to $214.5 million for fiscal 1998, an increase of $292.3 million or 136.3%, primarily due to the Rival acquisition. On a stand-alone basis, Holmes' net sales increased approximately $17.5 million, or 8.2%, in 1999 versus 1998. Holmes' U.S. fan shipments increased approximately $5 million in 1999 over 1998 as warm summer weather improved customer response. Winter season U.S. shipments of heaters and humidifiers increased by approximately $4 million and $3 million, respectively, in 1999 versus 1998 as increased product offerings and improved placement resulted in increased volume. Lighting product shipments increased as well in 1999 by approximately $2 million when compared to 1998, and U.S. sales of accessory products increased by $5 million from 1998 to 1999. Dehumidifier shipments decreased in 1999 by approximately $5 million versus 1998 following a management decision to exit this low margin category. U.S. sales of air purifiers also decreased from 1998 to 1999 by approximately $4 million as stock levels at retailers slowed shipping demand in 1999. A reduction in returns and allowances of approximately $4 million from 1998 to 1999 also favorably impacted net sales. Increases in other categories accounted for the balance of the sales gain.

     On a stand-alone basis, Rival's net sales decreased by approximately $31 million for the full calendar year 1999 compared with 1998, excluding the divested businesses. Rival's U.S. shipments of kitchen appliances decreased by approximately $11 million in 1999 when compared to 1998. Decreased sales of can openers made up approximately 40% of this decrease as an increase in shipments from new product introductions in 1998 did not repeat in 1999. In addition, approximately 30% of the overall kitchen decrease was attributable to reduced shipments of toasters and irons as we de-emphasized the existing lower margin opening price point products on several categories. Despite price erosion, U.S. sales of Crock-Pot(R)slow cookers were flat in dollars but shipments in units were up from 1998 to 1999. The remainder of the kitchen shortfall was spread over a number of the smaller categories. Rival U.S. home environment shipments decreased approximately $18 million in 1999 versus 1998 with the retail fan and air purifier product categories making up over 95% of the decrease. Anticipated retail placement losses and negative impacts from shelf transitions at several key retailers were the primary factors for these category decreases. Shipments from Rival's industrial and pump business units decreased by approximately $5 million and $4 million, respectively, in 1999 versus 1998. The sale of both of these divisions, which accounted for net sales of approximately $43.0 million in 1999, took place in the fourth quarter of 1999. Rival's international shipments increased by approximately $4 million in 1999 versus 1998 with shipments in Mexico making up virtually all of this increase. Rival also experienced an increase in credits for returns and discounts of approximately $6 million from 1998 to 1999 which further reduced its overall net sales.

     Gross Profit. Gross profit for fiscal 1999 was $143.2 million compared to $68.0 million for fiscal 1998, an increase of $75.2 million or 110.6%, with the increase again in large part due to the Rival acquisition. As a percentage of net sales, gross profit decreased to 28.2% in 1999 from 31.7% in 1998 as a result of the decreased gross margins realized by Rival in 1999. On a stand-alone basis, Holmes' gross profit margin increased over three percentage points for the year 1999 versus 1998. Holmes' product mix in 1999 included a decrease in low margin dehumidifier sales and an increase in higher margin sales as discussed above which favorably impacted overall Holmes' margins. In addition, positive contribution was realized from improved efficiencies in our Far East factories. On a stand-alone basis for the full calendar year 1999, Rival's gross profit decreased approximately $19 million from 1998, primarily due to the sales volume shortfall discussed above and due to amortization of acquired profit in inventory in connection with the Rival acquisition. Rival's gross profit percentage was approximately 24.2% in 1999 versus 24.5% in 1998 (before the impact of the amortization of acquired profit in inventory in 1999).

     Selling Expenses. Selling expenses for 1999 were $67.5 million compared to $20.5 million in 1998, an increase of $47.0 million or 229.3%, primarily as a result of the Rival acquisition. As a percentage of net sales, selling expenses increased to 13.3% for 1999 compared to 9.5% in 1998. A significant portion of this percentage increase was due to the traditionally higher levels of co-operative advertising done by Rival and increased freight costs related to both continuing Rival businesses and businesses sold during 1999. In addition to the Rival impact, there were increases in some sales related expense items such as shipping freight costs and supplies, particularly in regards to the overall Holmes sales increases and to the increase in accessory sales. In addition, salaries and related benefits and travel costs increased as we developed an infrastructure to support the integration of Rival and future initiatives.

     General and Administrative Expenses. General and administrative expenses for 1999 were $28.3 million compared to $16.6 million in 1998, an increase of $11.7 million or 70.5%. As a percentage of net sales, general and administrative expenses decreased to 5.6% for 1999 from 7.8% for 1998. The increase in dollars was primarily attributable to the Rival acquisition. In addition, the increase in dollars was due to expenses incurred for consulting, travel and other costs to support the Rival integration process. Total integration related expenses in 1999 were approximately $3.4 million.

     Product Development Expenses. Product development expenses for 1999 were $10.4 million compared to $6.3 million for 1998, an increase of $4.1 million or 65.1%. As a percentage of net sales, product development expenses decreased to 2.1% for 1999 from 2.9% for 1998. The increase in dollars and the decrease as a percentage of net sales were primarily due to the Rival acquisition.

     Plant Closing Costs. The Company recorded $2.4 million in plant closing costs associated with Rival's previously announced closing of its New Haven, Indiana and Fayetteville, North Carolina plants. Approximately $1.7 million related to the expenses associated with the wind down of these two facilities which were expensed as incurred and $0.7 million related to the write down of fixed assets at these facilities.

     Interest and Other Expense, Net. Interest and other expense, net for 1999 was $31.0 million compared to $13.4 million for 1998, an increase of $17.6 million or 131.3%. The increase in interest expense was primarily due to the additional borrowings resulting from the new debt associated with the Rival acquisition. This increase was offset by an increase in other income largely related to a favorable legal settlement in 1999.

     Income Tax Expense (Benefit). The income tax benefit for 1999 was $0.1 million compared to expense of $2.2 million for 1998. This was largely due to the losses experienced in the U.S. creating benefits at higher rates than the foreign income taxed at lower rates.

     Equity in Earnings from Joint Venture. We recorded $0.9 million in equity in earnings from our joint venture with General Electric for the shipment of motors from our factory in the Far East. There were no such earnings recorded in 1998.

     Net Income. As a result of the foregoing factors, net income for 1999 was $1.8 million, compared to net income of $9.0 million for 1998.

  Comparison of Years Ended December 31, 1998 and December 31, 1997

     Net Sales. Net sales for fiscal 1998 were $214.5 million compared to $192.2 million for fiscal 1997, an increase of $22.3 million or 11.6%. This increase was attributable to increases in each of what were then our four major product categories: fans, heaters, humidifiers and air purifiers, which resulted from a strong 1998 for retailers, as well as continued growth in filter and accessory sales due to the growing installed base of products requiring filters and accessories. Our Far East operations also had a significant increase in external sales versus 1997.

     Gross Profit. Gross profit for fiscal 1998 was $68.0 million compared to $55.4 million for fiscal 1997, an increase of $12.6 million or 22.7%. As a percentage of net sales, gross profit increased to 31.7% for fiscal 1998 from 28.8% for fiscal 1997. The increase was primarily due to the above mentioned increases in net sales in humidifiers, heaters and filters and accessories which are relatively higher margin contributors, as well as continued reductions in raw material prices at our manufacturing operations in the Far East.

     Selling Expenses. Selling expenses for fiscal 1998 were $20.5 million compared to $15.6 million for fiscal 1997, an increase of $4.9 million or 31.4%. As a percentage of net sales, selling expenses increased to 9.6% for fiscal 1998 from 8.1% for fiscal 1997. The increase in selling expenses was primarily due to an increase in co-operative advertising of higher margin products and new sales promotions with several major retailers. To a lesser extent, shipping costs increased as a result of the higher sales level. Also, there were continued expenses associated with the redesign of some of our product packaging.

     General and Administrative Expenses. General and administrative expenses for fiscal 1998 were $16.6 million compared to $20.9 million for fiscal 1997, a decrease of $4.3 million or 20.6%. As a percentage of net sales, general and administrative expenses decreased to 7.7% for fiscal 1998 from 10.9% for fiscal 1997. The higher amount in 1997 resulted from incremental incentive compensation expenses paid in connection with the 1997 Transactions. This overall decrease was offset in part by increased expenditures on management and information systems support, increases in personnel costs to improve operating efficiencies at all of our locations and on-going expenses associated with the recapitalization in November, 1997.

     Product Development Expenses. Product development expenses for fiscal 1998 were $6.3 million compared to $5.5 million for fiscal 1997, an increase of $.8 million or 14.6%. As a percentage of net sales, product development expenses remained constant at 2.9% for fiscal 1998 and 1997. The increase was primarily due to increased expenditures for royalties and outside consultants as part of our continuing effort in developing new technologies for both existing and new product lines.

     Interest and Other Expense, Net. Interest and other expense, net for fiscal 1998 was $13.4 million compared to $7.2 million for fiscal 1997, an increase of $6.2 million or 86.1%. The increase in interest expense was primarily due to the additional borrowings resulting from the recapitalization in November 1997. Our interest expense in future periods has been higher than 1998 as a result of the Rival acquisition.

     Income Tax Expense. In 1997, we recorded a $3.6 million valuation allowance related to deferred tax assets generated as a result of certain limitations on the deductibility of interest paid to Pentland. This 1997 non-recurring charge comprises the majority of the 15% change in our effective tax rate from 35% in 1997 to 20% in 1998.

     Net Income. As a result of the foregoing factors, net income for fiscal 1998 was $9.0 million, compared to net income of $3.8 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Following the recapitalization transaction in November 1997 and the Rival acquisition in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under the Credit Facility. Our primary liquidity requirements are for working capital and to service our indebtedness. We believe that existing cash resources, cash flows from operations and borrowings under the Credit Facility will be sufficient to meet our liquidity needs for the foreseeable future.

     Cash provided by operations for the years ended December 31, 1999 and 1998 was $4.9 million and $24.3 million, respectively. Cash provided by operations for 1999 reflected a $36.5 million increase in receivables as a significant percentage of Rival's sales are shipped and billed in the fourth quarter which results in an increase in open receivables at year end from the February 5, 1999 balance. Partially offsetting the increase in receivables was a decrease in inventory levels of approximately $26.2 million at December 31, 1999, which included the amortization of acquired profit in inventory. This decrease related to an increase in shipping activity during the fourth quarter as well as our increased focus on management of raw material and finished goods inventory levels. Finally, cash provided by operations in 1999 included a decrease in accounts payable which was in large part related to Rival's overall sales activity decline in 1999.

     Cash used for investing for the year ended December 31, 1999 included $279.6 million paid in connection with the Rival acquisition. In addition, we invested $17.6 million in capital expenditures for property and equipment during 1999. We also received net proceeds of $23.8 million in 1999 in connection with the sale of two of Rival's closed manufacturing facilities and from the sale of the Rival's commercial and industrial and Simer pump business units.

     Cash provided by (used for) financing activities for the years ended December 31, 1999 and 1998 was $265.2 million and $(18.8) million, respectively. Cash used for financing for the year 1998 reflected repayments of the prior line of credit used to fund cash flows for operations. The cash provided by financing activities for the year 1999 reflected the borrowings on the Credit Facility, and proceeds from the issuance of the Notes and common stock associated with the Rival acquisition.

     We issued $105.0 million of 9 7/8% Senior Subordinated Notes due November 2007 (the "Notes") in November 1997, and an additional $31.3 million of Notes in February, 1999. While we may repurchase Notes from time to time in open market or privately negotiated transactions, the Notes are not redeemable at our option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at our option, in whole or in part, at stated redemption prices. Annual interest payments on the Notes are approximately $13.5 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all of our senior debt, including borrowings under the Credit Facility.

     We entered into the Credit Facility in February, 1999. The Credit Facility amended and restated our prior $100.0 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $200.0 million, six-year revolving credit facility which was reduced to $170.0 million on August 20, 1999 and further reduced to $140.0 million on February 8, 2000. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be impacted by general economic conditions and other factors. See "Disclosure Regarding Forward-Looking Statements."

YEAR 2000

     Over the past year, we developed and implemented plans to address possible Year 2000 exposures related to computer systems used by us and by third parties, as described below. We have not experienced any material Year 2000 problems subsequent to the date change on January 1, 2000.

     We had identified our Year 2000 risk to be in two general categories:
Information Technology Systems, including Electronic Data Interchange Systems
(EDI), and General Business Systems.

     Information Technology Systems Including EDI. We transitioned to Rival's computer software system approximately six months following the Rival acquisition, during the third quarter of 1999. Rival had implemented its corporate computer system in 1995. This system is Year 2000 compliant, according to the vendor, as confirmed by full systems testing performed by Rival. The Company used both internal and external resources to test, reprogram or replace the software and hardware for Year 2000 modifications, the cost of which was approximately $320,000 as of December 31, 1999. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, have been capitalized. All other remaining project costs were expensed in 1999 or will be expensed in 2000.

     General Business Systems. Our general business systems encompass the following: telecommunications systems, departmental specific application systems, machinery and equipment, building and utility systems and, finally, third party vendors and service providers. We created a Year 2000 committee consisting of one member from each department. The committee reviewed all aspects of our internal business systems and determined that they were Year 2000 compliant. Rival had created its own cross-departmental Year 2000 committee in 1997, and determined that its internal systems were Year 2000 compliant as well.

     We have not experienced any material Year 2000 problems subsequent to the date change with respect to our significant customers and suppliers. While we have carefully monitored our supplier and customer risks, and will continue to do so, we cannot fully control suppliers and customers, and there can be no guarantee that a Year 2000 problem that may originate with a supplier will not materially adversely affect us in a subsequent accounting period. Finally, we determined that products that we manufacture and sell have no exposure related to the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not expect the impact of SFAS 133, which will be effective for fiscal 2001, to be significant given its limited use of derivatives.

INVESTOR CONFERENCE CALL

     We will hold a telephone conference call on Friday, April 14, 2000 at 2 p.m., Eastern time, in order for investors and other interested stakeholders to hear management's views on our results of operations during the fourth quarter and year ended December 31, 1999, as well as our current financial position. If you are interested in participating in the call in listen-only mode, please fax the following information to Sandy LaBree, Executive Assistant, at 508-634-7942:

     - Name of Participant(s)

     - Company Affiliation

     - Nature of Business

     - Address

     - Phone, Fax and E-mail

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1999, the carrying value of our debt totaled $345.3 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

     At December 31, 1999, the Company had fixed rate debt of $135.2 million (including capital leases) and variable rate debt of $210.1 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $7.3 million. Based on the amounts of variable rate debt outstanding at December 31, 1999, the earnings and cash flows impact, net of taxes, for the next year resulting from a one percentage point increase in interest rates would be approximately $1.4 million, holding other variables constant.

     In order to help hedge our interest rate exposure, effective May 7, 1999, we entered into an interest rate collar transaction agreement with our lending bank. This arrangement is described in Note 8 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   18
Consolidated Balance Sheet at December 31, 1998 and 1999....   19
Consolidated Statement of Income for the years ended
  December 31, 1997, 1998 and 1999..........................   20
Consolidated Statement of Stockholders' Equity (Deficit) for
  the years ended December 31, 1997, 1998 and 1999..........   21
Consolidated Statement of Comprehensive Income for the years
  ended December 31, 1997, 1998 and 1999....................   22
Consolidated Statement of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   23
Notes to Consolidated Financial Statements..................   24

Financial Statement Schedule:
  For each of the three years in the period ended December
     31, 1999:
  II-Valuation and Qualifying Accounts......................   49
  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Holmes Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of The Holmes Group, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 23, 2000

                             THE HOLMES GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1998              1999
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                     PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  5,379          $  6,647
  Accounts receivable, net of allowances of $719 and
     $10,057, respectively..................................       36,967           142,264
  Inventories...............................................       53,340           112,660
  Prepaid expenses and other current assets.................        2,027             3,997
  Deferred income taxes.....................................        4,983            11,877
  Income taxes receivable...................................           --             7,852
                                                                 --------          --------
     Total current assets...................................      102,696           285,297
  Assets held for sale......................................           --             2,434
  Property and equipment, net...............................       15,752            54,348
  Goodwill, net.............................................           --            89,493
  Deferred income taxes.....................................          563                --
  Deposits and other assets.................................        3,174             5,610
  Debt issuance costs, net..................................        9,172            19,314
                                                                 --------          --------
                                                                 $131,357          $456,496
                                                                 ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations and other
     liabilities............................................     $    604          $    589
  Current portion of credit facility........................           --             6,450
  Accounts payable..........................................       15,004            26,433
  Accrued expenses..........................................       12,292            36,256
  Accrued income taxes......................................        3,707             3,923
                                                                 --------          --------
     Total current liabilities..............................       31,607            73,651
Capital lease obligations...................................          139                --
Credit facility.............................................       10,000           203,625
Long-term debt..............................................      105,000           135,085
Other long-term liabilities.................................           --             4,054
Deferred income taxes.......................................           --             2,281
Commitments and contingencies
Stockholders' Equity (Deficit):
  Common stock, $.001 par value. Authorized 12,500,000
     shares as of December 31, 1998 and 25,000,000 as of
     December 31, 1999; issued and outstanding 10,200,815
     shares at December 31, 1998 and 20,307,995 shares at
     December 31, 1999......................................           10                20
Additional paid in capital..................................       16,985            67,915
Accumulated other comprehensive income......................          (40)              397
Treasury stock, at cost (18,620,450 shares).................      (62,058)          (62,058)
Retained earnings...........................................       29,714            31,526
                                                                 --------          --------
     Total stockholders' equity (deficit)...................      (15,389)           37,800
                                                                 --------          --------
                                                                 $131,357          $456,496
                                                                 ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1997           1998           1999
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Net sales...............................................    $192,153       $214,479       $506,833
Cost of goods sold......................................     136,740        146,509        363,654
                                                            --------       --------       --------
     Gross profit.......................................      55,413         67,970        143,179
                                                            --------       --------       --------
Operating expenses:
  Selling...............................................      15,647         20,456         67,452
  General and administrative............................      20,883         16,639         28,334
  Product development...................................       5,463          6,295         10,448
  Plant closing costs...................................          --             --          2,439
  Amortization of goodwill and other intangible
     assets.............................................          --             --          2,700
                                                            --------       --------       --------
       Total operating expenses.........................      41,993         43,390        111,373
                                                            --------       --------       --------
       Operating profit.................................      13,420         24,580         31,806
                                                            --------       --------       --------
Other income and expense:
  Other (income) expense, net...........................          56           (436)        (2,489)
  Interest expense, net.................................       7,096         13,833         33,472
                                                            --------       --------       --------
                                                               7,152         13,397         30,983
                                                            --------       --------       --------
Income before income taxes, equity in earnings from
  joint venture and minority interest...................       6,268         11,183            823
Income tax expense (benefit)............................       2,196          2,222            (87)
Equity in earnings from joint venture...................          --             --           (902)
Minority interest in net income of majority-owned
  subsidiaries..........................................         225             --             --
                                                            --------       --------       --------
       Net income.......................................    $  3,847       $  8,961       $  1,812
                                                            ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       COMMON STOCK,
                                                      $.001 PAR VALUE
                              COMMON STOCK,     ---------------------------    ACCUMULATED                              TOTAL
                              $1 PAR VALUE                       ADDITIONAL       OTHER                             STOCKHOLDERS'
                            -----------------                     PAID IN     COMPREHENSIVE   TREASURY   RETAINED      EQUITY
                             SHARES    AMOUNT   SHARES    PAR     CAPITAL        INCOME        STOCK     EARNINGS     (DEFICIT)
                            --------   ------   -------   ----   ----------   -------------   --------   --------   -------------
                                                              (IN THOUSANDS, EXCEPT PAR VALUE)
BALANCE AT DECEMBER 31,
  1996....................   100,000    $100     21,159   $ 21    $   681         $ --        $     --   $16,906      $ 17,708
Issuance of additional
  shares in conjunction
  with contribution of
  Holmes Products (Far
  East) Limited (see Note
  9)......................  (100,000)   (100)     2,750      3         97           --              --        --            --
Issuance of common stock,
  Net of related costs....        --      --      4,718      5     15,507           --              --        --        15,512
Redemption of common
  stock...................        --      --    (18,621)   (19)        19           --         (62,058)       --       (62,058)
Foreign currency
  translation
  adjustments.............        --      --         --     --         --           --              --        --            --
Net income................        --      --         --     --         --           --              --     3,847         3,847
                            --------    ----    -------   ----    -------         ----        --------   -------      --------
BALANCE AT DECEMBER 31,
  1997....................        --      --     10,006     10     16,304           --         (62,058)   20,753       (24,991)
Issuance of common
  stock...................        --      --        195     --        681           --              --        --           681
Foreign currency
  translation
  adjustments.............        --      --         --     --         --          (40)             --        --           (40)
Net income................        --      --         --     --         --           --              --     8,961         8,961
                            --------    ----    -------   ----    -------         ----        --------   -------      --------
BALANCE AT DECEMBER 31,
  1998....................        --      --     10,201     10     16,985          (40)        (62,058)   29,714       (15,389)
Issuance of common
  stock...................        --      --     10,107     10     50,930           --              --        --        50,940
Foreign currency
  translation
  adjustments.............        --      --         --     --         --          437              --        --           437
Net income................        --      --         --     --         --           --              --     1,812         1,812
                            --------    ----    -------   ----    -------         ----        --------   -------      --------
BALANCE AT DECEMBER 31,
  1999....................        --      --     20,308   $ 20    $67,915         $397        $(62,058)  $31,526      $ 37,800
                            ========    ====    =======   ====    =======         ====        ========   =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                            1997            1998            1999
                                                        ------------    ------------    ------------
                                                                       (IN THOUSANDS)
Net income............................................     $3,847          $8,961          $1,812
Other comprehensive income:
  Foreign currency translation adjustments............         --             (40)            437
                                                           ------          ------          ------
Comprehensive income..................................     $3,847          $8,921          $2,249
                                                           ======          ======          ======

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               1997           1998           1999
                                                            -----------    -----------    -----------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................   $  3,847       $  8,961       $   1,812
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
    Depreciation and amortization.........................      7,473          7,248          15,133
    Amortization of debt issuance costs...................         98          1,182           3,983
    Change in allowance for doubtful accounts.............       (654)           260           1,297
    (Gain) Loss on disposition of property, plant and
       equipment..........................................         --          1,356             (31)
    Deferred income taxes.................................       (715)          (741)         (1,477)
    Minority interest in net income of majority-owned
       subsidiaries.......................................        225             --              --
    Changes in operating assets and liabilities:
       Accounts receivable................................     (5,776)           875         (36,518)
       Inventories........................................      5,702          2,210          26,219
       Prepaid expenses and other current assets..........         94           (911)           (158)
       Income taxes receivable............................       (104)           104          (4,308)
       Deposits and other assets..........................      3,836         (2,493)          5,366
       Accounts payable...................................    (58,558)         1,254          (7,607)
       Accrued expenses...................................       (816)         2,467           2,211
       Accrued income taxes...............................     (1,025)         2,483          (1,044)
                                                             --------       --------       ---------
         Net cash provided by (used for) operating
           activities.....................................    (46,373)        24,255           4,878
                                                             --------       --------       ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired...........         --             --        (279,571)
  Contribution in joint venture...........................         --             --             (25)
  Proceeds from sale of assets held for sale and business
    divestitures..........................................         --             --          23,787
  Distribution of earnings from joint venture.............         --             --             138
  Purchase of property and equipment......................     (5,815)        (4,749)        (17,614)
  Purchase of minority interest...........................       (451)          (451)             --
  Cash received from joint venture partner................         --             --           4,504
                                                             --------       --------       ---------
         Net cash used for investing activities...........     (6,266)        (5,200)       (268,781)
                                                             --------       --------       ---------
Cash flows from financing activities:
  Net borrowing (repayment) of line of credit.............     27,136        (18,502)        (10,000)
  Issuance of common stock................................     15,512            681          50,400
  Borrowings of long-term debt, net of issuance costs.....     96,209             --          27,329
  Borrowings on credit facility, net of issuance costs....         --             --         198,704
  Net borrowings from (repayments to) affiliate...........    (23,000)            --              --
  Purchase of treasury stock..............................    (62,058)            --              --
  Debt issuance costs.....................................         --           (295)           (658)
  Principal payments on capital lease obligations.........       (481)          (701)           (604)
                                                             --------       --------       ---------
         Net cash provided by (used for) financing
           activities.....................................     53,318        (18,817)        265,171
                                                             --------       --------       ---------
         Net increase in cash and cash equivalents........        679            238           1,268
         Cash and cash equivalents, beginning of period...      4,462          5,141           5,379
                                                             --------       --------       ---------
Cash and cash equivalents, end of period..................   $  5,141       $  5,379       $   6,647
                                                             ========       ========       =========
Supplemental disclosure of cash flow information:
  Cash paid for interest..................................   $  7,079       $ 13,283       $  28,812
  Cash paid for income taxes..............................   $  4,040       $    268       $     190

     The Company had a non-cash transaction in 1999 whereby the Company paid vendor invoices totaling $500,000 with 99,222 shares of common stock.

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     The Holmes Group, Inc. ("THG") formerly known as Holmes Products Corp., along with its wholly-owned subsidiary, The Rival Company ("Rival") and its subsidiaries, acquired on February 5, 1999, designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances, personal care appliances and lighting products to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia.

     Holmes Products (Far East) Limited ("HPFEL") and its subsidiaries manufacture, source and sell consumer durable goods, including fans, heaters, humidifiers and kitchen electrics, mainly to THG. HPFEL operates facilities in Hong Kong, Taiwan and The People's Republic of China.

     HPFEL is a wholly-owned subsidiary of THG. Prior to the recapitalization transaction described in Note 9, THG and HPFEL were both directly or indirectly 80% owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc ("Pentland").

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Basis of Consolidation

     The accompanying financial statements include the accounts of THG and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp. and Holmes Air (Canada) Corp. The accompanying financial statements also include the accounts of Rival's direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Building Products, Inc., Patton Electric Company, Inc., Patton Electric (Hong
Kong) Limited, Rival Consumer Sales Corporation, The Rival Company of Canada, Ltd., Rival de Mexico S.A. de C.V. and Waverly Products Company, Ltd. and HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd., Dongguan Holmes Products Ltd. and Dongguan Raider Motor Corp. Ltd. All significant inter-company balances and transactions have been eliminated.

     THG and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the "Company."

  Minority Interest

     Prior to May 1997, HPFEL owned 70% of Raider Motor Corp., which owns 100% of Dongguan Raider Motor Corp. Ltd. The minority stockholders' interests in the net income and net assets of Raider Motor Corp. and Dongguan Raider Motor Corp. Ltd. were presented separately in the accompanying financial statements.

     In May and June 1997, the Company acquired the capital stock held by the minority stockholders. The book value of the minority interest exceeded the repurchase price by approximately $650,000. The excess of the fair market value of the assets and liabilities of Raider Motor Corp. on the date of acquisition over the purchase price has been recorded as a reduction of property and equipment during the year ended December 31, 1997.

  Translation of Foreign Currencies

     The functional currency for the Company's foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income, expense and cash flow items are translated at average exchange rates for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded in the accumulated other comprehensive income component of stockholders equity (deficit).Gains and losses resulting from remeasure-

                             THE HOLMES GROUP, INC.

ment of balances denominated in other than the local currency are not material and are included in other (income) expense, net.

  Inventories

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, except for Rival tooling which is depreciated using the units of production method. Repairs and maintenance are expensed as incurred.

  Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

  Advertising

     Advertising costs are expensed as incurred. In conjunction with transfers of inventory in 1998, the Company received advertising credits totaling $2,352,000 to be used for the purchase of advertising media, merchandise or services, subject to certain limitations and cash co-payments. The credits expire in February 2003. The remaining balance of these credits approximated $2,352,000 at December 31, 1998 and $2,346,000 at December 31, 1999 which are reported as prepaid expenses and other current assets and deposits and other assets. Additionally, the Company offers co-operative advertising credits to certain customers. These credits are expensed as earned. Total advertising expenses in 1997, 1998, and 1999 were approximately $5,968,000, $6,564,000 and
$12,716,000, respectively which are included in selling expenses in the accompanying statement of income.

                             THE HOLMES GROUP, INC.

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

  Joint Venture

     In October 1998, the Company signed an agreement with General Electric creating a limited liability company for a motor manufacturing, sales and distribution company. The limited liability company, GE Holmes Industries, is owned 49% by a subsidiary of THG. The Company's portion of the joint venture earnings in 1999 was approximately $1,475,000 of which $902,000 is recorded as equity in earnings from joint venture and $573,000 is recorded as part of gross profit. The joint venture had no transactions during the year ended December 31, 1998.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at December 31, 1998 and 1999, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current period presentation.

3. ACQUISITION

     On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of The Rival Company (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of THG's management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was approximately $91.8 million and is being amortized on a straight-line basis over 35 years.

     In connection with the acquisition, THG recorded a restructuring reserve of $6.4 million as an assumed liability in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Management determined that certain restructuring actions would be required to effectively integrate the Rival operations into THG. These restructuring actions were comprised primarily of the elimination of certain overlapping positions within the management and support staff layers of the combined company, relocation of key home environment personnel from Kansas City, MO to Milford, MA, consolidation of the Rival Hong Kong and Canadian offices into other existing local offices, and closure of the Warrensburg, MO manufacturing facility.

                             THE HOLMES GROUP, INC.

     These actions are estimated to result in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. As of December 31, 1999, 20 of these employees had been terminated. Severance for the remaining employees will be paid during fiscal 2000 when the facility closure and office consolidations are completed.

     Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation has been completed resulting in exit costs of $0.1 million. The Canada and Warrensburg closures will be completed during fiscal 2000.

     The reserve activity for fiscal 1999 is as follows (in thousands):

                                                 EMPLOYEE           FACILITY           TOTAL
                                              SEVERANCE AND         EXIT AND          ACCRUED
                                             RELOCATION COSTS     OTHER COSTS      RESTRUCTURING
                                             ----------------    --------------    -------------
Restructuring accrual at February 5,
  1999.....................................       $5,864             $  563           $ 6,427
Cash payments made.........................       (1,647)              (136)           (1,783)
                                                  ------             ------           -------
Balance at December 31, 1999...............       $4,217             $  427           $ 4,644

     Prior to the acquisition by THG, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities has been closed during fiscal 1999. One of the properties was sold during June 1999 resulting in no gain or loss. Proceeds from the sale were $1,519,000 net of selling expenses. A second property was sold during September 1999 which also resulted in no gain or loss. The proceeds from this sale were $1,165,000. The estimated fair value of the remaining property has been reflected in the December 31, 1999 balance sheet as assets held for sale. Additionally, wind down costs and fixed asset writedowns relating to these facilities have been included as plant closing costs in the consolidated statement of income for the year ended December 31, 1999. Approximately $0.2 million of this Rival restructuring reserve remains in accrued expenses at December 31, 1999 relating to exit activities for the final facility.

     Following the Rival acquisition, the Company divested two of Rival's non-core business units. On October 8, 1999, the Company sold the assets of Rival's sump and utility pumps division for $11.4 million. The proceeds received for the assets exceeded the net asset values recorded by $0.7. On December 21, 1999, the Company sold the net assets of Rival's industrial and building supply products businesses for proceeds of $9.7 million, net of contingent consideration of $2.7 million. The contingent consideration may be earned during fiscal 2000 based on certain performance metrics and actual final inventory counts. Excluding the contingent consideration, the book value of the net assets sold exceeded the proceeds received by $5.5 million. Due to the proximity of the transactions to the original Rival acquisition date, the net loss on these transactions of $4.7 million was recorded as an increase in goodwill. Any contingent consideration earned during fiscal 2000 will result in corresponding decreases in the goodwill balance as the contingencies are resolved. These business units accounted for approximately $43.0 million of revenue for fiscal 1999.

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

                             THE HOLMES GROUP, INC.

                                                         YEAR ENDED            YEAR ENDED
                                                     DECEMBER 31, 1998     DECEMBER 31, 1999
                                                     ------------------    ------------------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
Net sales..........................................       $561,748              $529,178
Net income (loss)..................................             38                (6,465)

4. RELATED PARTY TRANSACTIONS

     Prior to the 1997 recapitalization described in Note 9, THG had numerous business relationships with Pentland and Asco General Supplies (Far East) Ltd. ("Asco"), an affiliated entity. These arrangements were generally terminated in conjunction with the recapitalization of THG, and all outstanding amounts were repaid.

     Asco provided THG with letter of credit financing for their purchases from foreign manufacturers. THG paid a commission to Asco for administrative services related to the processing of these trade acceptances. Total commissions approximated $1,834,000 in 1997 which is included in cost of goods sold in the accompanying statement of income. This arrangement has been terminated in connection with the completion of the recapitalization transaction described in
Note 9.

     THG had a revolving credit facility agreement with Pentland Management Services Limited ("PMSL"), an affiliated company, whereby PMSL would provide short-term loans to THG. The facility was increased several times between 1993 and 1997, reaching a peak of $38,000,000. Total borrowings under the agreement were limited to a defined borrowing base of eligible accounts receivable and inventory, and were secured by all assets of the Company. Individual loans under the agreement had maturities which ranged from one to six months, at THG's option. Interest rates on individual loans were at the prime rate as of the inception date of the loan, and were fixed through the maturity of the loan. Interest was payable at the expiration of each loan, and totaled approximately $2,410,000 in 1997. This agreement included certain financial covenants, as well as restrictions on the incurrence of additional debt. This facility was terminated in conjunction with the completion of the recapitalization transaction described in Note 9.

     THG pays a sales commission to Jordan Kahn Co. Inc., owned principally by an officer and stockholder of the Company. Such commissions approximated $367,000, $368,000 and $287,000 in 1997, 1998 and 1999, respectively, which are included in selling expenses in the accompanying statement of income.

     Asco had advanced HPFEL monies for working capital purposes from time to time. All advances were repaid during 1997 in conjunction with the recapitalization of the Company. The interest rate on these advances was 8.5%. Interest expense incurred on amounts due from HPFEL to Asco was $446,000 in 1997.

     The salaries and related benefits of certain employees of Dongguan Raider Motor Corp Ltd. were paid through Asco, which is reimbursed by Raider Motor Corp. for such costs. These costs amounted to $128,000 in 1997.

     In addition, beginning in March 1995, HPFEL occupied facilities owned by the spouse of a director of HPFEL. Total rent expense paid on this property amounted to $475,000 in 1997. HPFEL also paid $12,000 in 1997 to Asco for the use of certain shared computer facilities.

     Certain employees of Pentland and Asco have performed various management and administrative services for HPFEL, for which no amounts have been charged to HPFEL. Management has estimated such costs, which consist of allocations of salary and related benefits costs and travel expenses, to be insignificant in 1997. Accordingly, no amounts have been recorded in the accompanying financial statements for such costs.

     As part of the recapitalization transactions described in Note 9, the Company entered into a consulting agreement with the new majority stockholder, to provide management, financial, advisory and strategic

                             THE HOLMES GROUP, INC.

support and analysis. The agreement expires in November 2002, or earlier if the stockholder's ownership percentage declines to less than 40% or less than the percentage owned by management of the Company, taken as a group. Fees under this agreement were $400,000 per year and increased to $500,000 per year as of February 5, 1999, related to the Rival acquisition.

5. INVENTORIES

     Inventories are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              1998            1999
                                                           -----------    ------------
Finished goods...........................................  $34,620,000    $ 61,154,000
Raw materials............................................    7,930,000      39,117,000
Work-in-process..........................................   10,790,000      11,288,000
                                                           -----------    ------------
                                                            53,340,000     111,559,000
LIFO allowance...........................................           --       1,101,000
                                                           -----------    ------------
                                                           $53,340,000    $112,660,000
                                                           ===========    ============

6. PROPERTY AND EQUIPMENT

     Property and equipment are as follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                         DEPRECIABLE LIVES         1998           1999
                                       ---------------------    -----------    -----------
Mold costs and tooling...............      1 1/2-5 years        $15,241,000    $26,377,000
Plant and machinery..................       7-10 years           11,283,000     30,564,000
Buildings and leasehold
  improvements.......................    life of lease-40         4,048,000     16,581,000
                                               years
Equipment and computer equipment.....        5-7 years            3,282,000      6,059,000
Furniture and fixtures...............       5-10 years            2,347,000      4,385,000
Land.................................           N/A                      --        712,000
Motor vehicles.......................        4-5 years              412,000        506,000
                                                                -----------    -----------
                                                                 36,613,000     85,184,000
Less -- accumulated depreciation and
  amortization.......................                            20,861,000     30,836,000
                                                                -----------    -----------
                                                                $15,752,000    $54,348,000
                                                                ===========    ===========

     Property and equipment recorded under capital leases amounted to approximately $2,055,000 and $1,321,000 at December 31, 1998 and 1999,
respectively. Total accumulated amortization related to these assets is approximately $582,000 and $567,000 at December 31, 1998 and 1999, respectively. Amortization expense for the period is included in depreciation and amortization in the accompanying statement of cash flows.

                             THE HOLMES GROUP, INC.

7. ACCRUED EXPENSES

     Accrued expenses are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Sales returns and allowances..............................  $ 3,540,000    $ 7,812,000
Payroll and bonuses.......................................    1,606,000      8,179,000
Interest payable..........................................    1,576,000      2,144,000
Advertising...............................................    1,210,000      6,613,000
Other.....................................................    4,360,000     11,508,000
                                                            -----------    -----------
                                                            $12,292,000    $36,256,000
                                                            ===========    ===========

8. LONG-TERM DEBT

  Senior Subordinated Notes

     In connection with the recapitalization transactions described in Note 9 and the Rival acquisition described in Note 3, THG issued $105.0 million and $31.3 million, respectively, in senior subordinated notes, maturing on November 15, 2007 (the "Notes"). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

     The Notes are subordinated to the Company's other debt, including the Credit Facility (as described below) and capital leases. The Notes are guaranteed by THG's current and future domestic subsidiaries (see Note 17) on a full, unconditional and joint and several basis, but are otherwise unsecured.

     THG can, at its option, redeem the Notes at any time after November 15, 2002, subject to a fixed schedule of redemption prices which declines from 104.9% to 100% of the face value. However, THG may redeem up to $43.3 million of the Notes prior to such date at a price of 109.875% of face value upon issuance of equity securities. Additionally, upon certain sales of stock or assets or a change of control of THG, THG must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

     The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility). The Notes and Credit Facility contain cross-default provisions.

  Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consisted of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $200.0 million, six-year revolving credit facility, which was reduced to $170.0 million on August 20, 1999 and further reduced to $140.0 million on February 8, 2000. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. There is a 0.5% commitment fee charged on the unused portion of the revolving facility. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

                             THE HOLMES GROUP, INC.

     Long-term debt consists of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1999
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Credit Facility............................................    $ 10,000        $210,075
9 7/8% Senior Subordinated Notes, net of unamortized
  discount of $1.2 million at December 31, 1999 ($0 in
  1998)....................................................     105,000         135,085
                                                               --------        --------
Total debt.................................................     115,000         345,160
Less current maturities....................................          --           6,450
                                                               --------        --------
Long-term debt.............................................    $115,000        $338,710

     Aggregate maturities of long-term debt (excluding obligations under capital leases) are as follows:

                                                               DECEMBER 31,
                                                                   1999
                                                              --------------
                                                              (IN THOUSANDS)
2000........................................................      $6,450
2001........................................................       7,250
2002........................................................       8,850
2003........................................................       9,450
2004........................................................       9,450

     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at December 31, 1999 was 6.18%.

9. STOCKHOLDERS' EQUITY

  Recapitalization

     On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock, $1 par value, to THG in exchange for 2,750,741 shares of THG's common stock, no par value, (ii) THG issued 4,718,579 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs, (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) THG redeemed 18,620,450 shares of THG common stock held by Pentland for approximately $62.1 million. In connection with these transactions, THG issued $105.0 million of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27.5 million under a new Line of Credit facility, both described in Note 8.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

                             THE HOLMES GROUP, INC.

     In connection with certain previous employment agreements, incremental compensation in the amount of $6.9 million was paid at the time of closing in 1997, and the related agreements were terminated. These costs have been recorded in general and administrative expenses in the accompanying consolidated statement of income.

  Stock Option Plan

     In connection with the recapitalization transaction described above, THG's Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, directors, and consultants of the Company's, except that incentive stock options may not be issued to consultants or non-employee directors. A total of 1,563,020 shares of THG's common stock were reserved for issuance under the Plan. In order to provide for the Company's larger size and the addition of Rival's employees following the acquisition, the Option Plan was amended to increase the number of shares available for grant to 4,260,978. The exercise price and period over which options become exercisable will be determined by the Board of Directors. However, the exercise price of incentive stock options will be equal to at least 100% of the fair market value of THG's common stock on the date of grant (110% for individuals holding more than 10% of THG's common stock). Options will expire no later than 10 years after date of grant (5 years for individuals holding more than 10% of THG's common stock). The Plan will expire in November 2006.

     The following summarizes stock option activity under the plan:

                                                                   EXERCISE       WEIGHTED AVERAGE
                                                     SHARES       PRICE RANGE      EXERCISE PRICE
                                                    ---------    -------------    ----------------
Outstanding as of December 31, 1997...............         --               --            --
Granted during 1998...............................  1,474,152            $3.50         $3.50
Exercised during 1998.............................         --               --            --
Forfeited during 1998.............................    (25,800)           $3.50         $3.50
                                                    ---------    -------------         -----
Outstanding as of December 31, 1998...............  1,448,352            $3.50         $3.50
Granted during 1999...............................  2,380,404            $5.04         $5.04
Exercised during 1999.............................         --               --            --
Forfeited during 1999.............................   (161,670)   $3.50 - $5.04         $4.48
                                                    ---------    -------------         -----
Outstanding as of December 31, 1999...............  3,667,086    $3.50 - $5.04         $4.46
                                                    ---------    -------------         -----
Number of shares exercisable as of December 31,
  1999............................................    307,421            $3.50         $3.50
Total available for grant as of December 31,
  1999............................................    593,892               --            --

     The following table summarizes information about the 1997 Plan stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ------------------------------------------------   ----------------------------------
                                       WEIGHTED
                                        AVERAGE
                                       REMAINING
   RANGE OF            NUMBER         CONTRACTUAL      WEIGHTED           NUMBER            WEIGHTED
   EXERCISES       OUTSTANDING AT        LIFE          AVERAGE        EXERCISABLE AT        AVERAGE
    PRICES        DECEMBER 31, 1999     (YEARS)     EXERCISE PRICE   DECEMBER 31, 1999   EXERCISE PRICE
---------------   -----------------   -----------   --------------   -----------------   --------------
     $3.05            1,389,682           8.5           $3.05             307,421            $3.05
     $5.04            2,277,404           9.2           $5.04                  --            $5.04
                      ---------                         -----             -------            -----
                      3,667,086                         $4.46             307,421            $3.05
                      =========                         =====             =======            =====

                             THE HOLMES GROUP, INC.

  Stock-based compensation

     The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's stock option plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). Had compensation cost been determined based on fair value at the grant dates for awards in 1998 and 1999, consistent with the provisions of FAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                               1998      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Net income -- as reported...................................  $8,961    $1,812
Net income -- pro forma.....................................   8,805     1,286

     The fair value of options granted at date of grant was estimated using the Black-Sholes model with the following assumptions:

                                                               1998      1999
                                                              ------    ------
Weighted average expected life (years)......................     6.0       6.0
Weighted average interest rate..............................   5.32%     5.12%

     The weighted average grant date fair value of options granted during 1998 and 1999 was $1.17 and $1.30 per share, respectively.

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

  Warrant

     In conjunction with the recapitalization transaction described above, THG issued a warrant to Pentland to purchase 24 shares of common stock at an exercise price of $74,012 per share (pre stock split). This warrant is exercisable only upon the occurrence of one of the following by November 26, 1999: (a) an initial public offering of equity securities by THG, provided that this offering includes or is followed within specified time periods by sales of shares offered by selling stockholders, (b) a sale of the Company, (c) a sale by the new majority stockholder and its affiliates of all or substantially all of their holdings of THG's common stock or (d) a further recapitalization of the Company through the issuance of additional debt. The warrant expired on November 26, 1999 as none of the conditions of excerisability occurred. Management has determined that the value of the warrant is not material to the Company's consolidated financial statements.

  Stockholders' Agreement

     All of the holders of THG's outstanding stock are subject to stockholders' agreements. These agreements provide the Company with a right of first refusal on any proposed sales of stock to outside parties. Additionally, THG has certain rights to purchase shares of Common Stock and options from employees upon their termination of employment.

                             THE HOLMES GROUP, INC.

10. INCOME TAXES

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

     Income tax expense (benefit) consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1997          1998            1999
                                              ----------    -----------    ------------
Current:
  Federal...................................  $1,514,000    $ 1,844,000    $ (7,309,000)
  State.....................................     534,000        366,000         115,000
  Foreign...................................     863,000        753,000       2,046,000
                                              ----------    -----------    ------------
  Total current.............................   2,911,000      2,963,000      (5,148,000)
                                              ----------    -----------    ------------
Deferred:
  Federal...................................  $ (547,000)   $  (609,000)   $  2,770,000
  State.....................................    (168,000)      (132,000)         92,000
  Foreign...................................          --             --       2,199,000
                                              ----------    -----------    ------------
  Total deferred............................    (715,000)      (741,000)      5,061,000
                                              ----------    -----------    ------------
                                              $2,196,000    $ 2,222,000    $    (87,000)
                                              ==========    ===========    ============

     Pre-tax income (loss) is summarized as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1997          1998            1999
                                              ----------    -----------    ------------
Domestic....................................  $ (715,000)   $   988,000    $(16,464,000)
Foreign.....................................   6,983,000     10,195,000      18,189,000
                                              ----------    -----------    ------------
                                              $6,268,000    $11,183,000    $  1,725,000
                                              ==========    ===========    ============

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

     Dongguan Raider Motor Corp. Ltd. has been profitable for over 5 years and therefore has technically passed the tax holiday. However, since over 70% of Dongguan Raider Motor Corp. Ltd's sales were exported, it is eligible to claim the status of "export oriented enterprise" and thus is entitled to a 50% reduction in the tax rate. Dongguan Huixin Electrical Products Company, Ltd. has made profits in 1997 and 1998 and is now in the tax holiday period which provides for a 50% reduction in the tax rate.

     If not exempt, the statutory tax rate which applies to these companies in China is 24% (prior to the 50% reduction described above for the first three years after the exemption expires), as their operations are located in a region of China where tax incentives are applicable.

                             THE HOLMES GROUP, INC.

     The Bahamas registered companies (HPFEL and Raider Motor Corp.) are subject to tax in Hong Kong at 16.5% only to the extent that their income is deemed to be onshore Hong Kong.

     The Company's effective tax rate varies from the statutory U.S. federal tax rate as a result of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1997     1998      1999
                                                             -----    -----    ------
Statutory U.S. federal tax rate............................   35.0%    35.0%     35.0%
State taxes, net of federal tax benefit....................     .5      1.4     (30.1)
Foreign earnings taxed at different rates..................  (17.6)   (17.1)   (102.7)
Valuation allowance on deferred tax assets.................   15.6       --      16.4
Goodwill amortization......................................     --       --      41.2
Non-deductible expenses....................................     .5       .3       3.8
Other......................................................    1.0       .3      31.4
                                                             -----    -----    ------
Effective tax rate.........................................   35.0%    19.9%     (5.0)%
                                                             =====    =====    ======

     Deferred tax assets and deferred tax liabilities are comprised of the following at December 31, 1998 and 1999:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1999
                                                              ----------    ----------
Deferred tax assets:
  Net operating losses to be carried back...................          --     3,729,000
  Accrued expenses..........................................   2,632,000     4,712,000
  Inventory.................................................   2,144,000     1,910,000
  Interest limitation carryforward..........................   1,367,000       964,000
  Intangibles...............................................          --       997,000
  Property and equipment....................................     483,000            --
  Accounts receivable.......................................     287,000     5,348,000
                                                              ----------    ----------
     Gross deferred tax assets..............................   6,913,000    17,660,000
Deferred tax liabilities:
  Property and equipment....................................          --    (5,653,000)
  Employee pension plan.....................................          --      (867,000)
                                                              ----------    ----------
     Net deferred tax assets before valuation allowance.....   6,913,000    11,140,000
  Valuation allowance.......................................  (1,367,000)   (1,650,000)
                                                              ----------    ----------
  Net deferred tax assets...................................   5,546,000     9,490,000
                                                              ==========    ==========

     The deductibility of interest paid to or guaranteed by Pentland and its affiliates while THG was a majority-owned subsidiary of Pentland was subject to certain limitations under the U.S. Internal Revenue Code. Primarily as a result of the compensation recorded in conjunction with the recapitalization transaction described in Note 9, approximately $2,500,000 of interest expense incurred by THG during the year ended December 31, 1997 was not deductible for income tax purposes. Such amounts can be carried forward indefinitely. However, due to the impact of the Company's current debt structure on future operating results and the Internal Revenue Code limitations, management has provided a valuation allowance of $964,000 against the deferred tax asset arising from this carryforward. The utilization of this carryforward may be further limited as a result of the change in ownership that occurred as part of the recapitalization of the

                             THE HOLMES GROUP, INC.

Company, although this limitation will primarily impact only the timing of any possible utilization. If the Company is able to utilize this deduction, it will reduce income tax expense in future years. In addition, the Company generated state net operating losses of $11,748,000 during fiscal 1999 resulting in a deferred tax asset of $886,000. The Company has provided a valuation reserve of $686,000 against this asset due to the inability to carry these losses back and the brevity of the state carryforward period.

     In general, no provision has been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, as it is management's intention that these earnings will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on such earnings. Total undistributed earnings of foreign subsidiaries as of December 31, 1999 are approximately $27,693,000.

11. LEASES

     In addition to leasing property and equipment under various capital leases (Note 6), the Company has various noncancellable operating leases for facilities, vehicles and office equipment which expire at various dates through 2015. Certain of these leases contain options for renewal or purchase of the underlying asset. Rent expense was approximately $3,099,000 in 1997, $3,916,000 in 1998 and $7,052,000 in 1999.

     Subsequent to year end on January 7, 2000, the Company signed a 15 year lease agreement for its new corporate headquarters facility and distribution center currently under construction. The lease payments commence September 1, 2000 for a portion of the facility and December 1, 2000 for the full facility. Yearly lease payments of $2,265,415 increase every three years by a factor of up to 6.75%.

     At December 31, 1999, future minimum rental payments under noncancellable lease arrangements (including the new corporate headquarters facility and distribution center) are as follows:

                                                               OPERATING     CAPITAL
                                                                LEASES        LEASES
                                                              -----------    --------
2000........................................................  $ 5,943,000    $143,000
2001........................................................    5,151,000          --
2002........................................................    4,812,000          --
2003........................................................    4,326,000          --
2004 and thereafter.........................................   36,079,000          --
                                                              -----------    --------
                                                              $56,311,000    $143,000
                                                              ===========
Less: amount representing interest..........................                    4,000
                                                                             --------
Present value of obligations under capital leases...........                 $139,000
Comprised of:
  Current portion...........................................                 $139,000
  Non-current portion.......................................                       --
                                                                             --------
                                                                             $139,000
                                                                             ========

12. EMPLOYEE BENEFIT PLANS

     THG provides its employees with a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan and contribute up to 15% of their compensation, which is then invested in one or more investment funds. THG matches up to 3% of an employee's contribution. Employees of THG's subsidiary, The Rival Company, are not eligible for this plan.

     The Rival Company has a Savings Plan (401k) which allows employees to make voluntary contributions of up to 15% of annual compensation, as defined. The Company makes partial matching contributions.

                             THE HOLMES GROUP, INC.

     HPFEL provides its Hong Kong based employees with a defined contribution retirement plan. All Hong Kong based employees of HPFEL and Esteem Industries Ltd. may contribute 5% of their compensation, with the Company contributing an additional 5% to 7 1/2% of an employee's compensation.

     The Company's contributions to these plans approximated $277,000, $308,000 and $542,000 in 1997, 1998 and 1999, respectively.

     As part of the acquisition as described in Note 3, THG acquired three Rival Company defined benefit pension plans. The plans have not been amended from the acquisition date through December 31, 1999.

     The benefits for one of these plans, The Rival Company Retirement Plan for Sales, Administrative and Clerical Employees, are based primarily on years of service and employees' pay near retirement. The benefits for the other two plans, The Rival Company Jackson Plant Employees' Retirement Plan and The Rival Manufacturing Company Clinton Plant Employees' Retirement Plan, are based primarily on years of service. All of the defined benefit plans are noncontributory. The company's funding policy is consistent with the funding requirements under ERISA and the Internal Revenue Code.

     Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits," first became applicable in 1999.

                                                              FISCAL YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................     $        --
Service cost................................................         729,989
Interest cost...............................................         930,357
Actuarial (gain)/loss.......................................      (1,080,411)
Acquisition.................................................      15,374,393
Benefits paid...............................................        (533,031)
                                                                 -----------
Benefit obligation at end of year...........................     $15,421,297

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............              --
Actual return on plan assets................................     $  (410,186)
Acquisition.................................................      17,550,509
Employer contribution.......................................         332,056
Benefits paid...............................................        (533,031)
                                                                 -----------
Fair value of plan assets at end of year....................      16,939,348
Funded status...............................................       1,518,051
Unrecognized transition asset...............................              --
Unrecognized prior service cost.............................              --
Unrecognized net actuarial (gain)/loss......................         748,142
                                                                 -----------
(Accrued)/prepaid benefit cost..............................     $ 2,266,193

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 1999
Discount rate...............................................            8.00%
Expected return on plan assets..............................            9.00%
Rate of compensation increase...............................            4.50%

                             THE HOLMES GROUP, INC.

                                                              FISCAL YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................     $   729,989
Interest cost...............................................         930,357
Expected return on plan assets..............................      (1,418,368)
Recognized net actuarial loss...............................              --
Amortization of transition obligation.......................              --
Amortization of prior service cost..........................              --
                                                                 -----------
Net periodic pension cost...................................     $   241,978
WEIGHTED-AVERAGE ASSUMPTIONS AS OF ACQUISITION DATE
Discount rate...............................................            6.75%
Expected return on plan assets..............................            9.00%
Rate of compensation increase...............................            4.50%

13. BUSINESS AND CREDIT CONCENTRATIONS AND BUSINESS SEGMENTS

  Business and Credit Concentrations

     THG sells its products to retailers throughout the United States, Canada and Europe. Three customers accounted for approximately 17%, 11% and 11%, respectively, of total sales in 1997. These same three customers accounted for approximately 22%, 14% and 12%, respectively, of total sales in 1998. Two of these customers accounted for approximately 27% and 11%, respectively, of total sales in 1999. Accounts receivable due from the single largest customers amounted to 27% and 29% of total accounts receivable at December 31, 1998 and 1999, respectively.

     Certain of THG's retail customers have filed for bankruptcy protection during 1998 and 1999. Management monitors and evaluates the credit status of its customers, and adjusts sales terms as appropriate. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. THG has also entered into an agreement with an insurance company to insure THG's receivables from certain pre-determined customers, up to specified limits, if the customer defaults on payment. In exchange, THG pays a monthly fee. Management does not believe that the Company is subject to any other unusual risks beyond the normal credit risk attendant to operating their business.

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

     The Company manages its operations through four business segments: consumer durables, industrial and building supply (industrial), international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot(R) slow cookers, toasters, ice cream freezers, can openers, showerheads, massagers and lighting products to retailers throughout the U.S. The consumer

                             THE HOLMES GROUP, INC.

durables segment is made up of home environment products and kitchen electric products and is considered one business segment due to the similar customer base and distribution channels. The industrial segment sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S. The international segment sells the Company's products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL.

                                       CONSUMER                                                          CONSOLIDATED
                                       DURABLES   FAR EAST   INTERNATIONAL   INDUSTRIAL   ELIMINATIONS      TOTALS
                                       --------   --------   -------------   ----------   ------------   ------------
Net sales to customers........  1999   $436,643   $  6,566     $  38,953      $24,671             --       $506,833

                                1998    203,940      5,070         5,469           --             --        214,479
                                1997    184,626      2,428         5,099           --             --        192,153
Intersegment net sales........  1999         --    154,501            --           --       (154,501)            --

                                1998         --    106,241            --           --       (106,241)            --
                                1997         --     83,626            --           --        (83,626)
Depreciation and
  amortization................  1999      8,432      4,764           170        1,767             --         15,133

                                1998      2,770      4,571             7           --           (100)         7,248
                                1997      5,521      2,077             5           --           (130)         7,473
Net interest expense
  (income)....................  1999     33,489        (25)           --            8             --         33,472

                                1998     14,337       (890)          404           --            (18)        13,833
                                1997      6,432        579            85           --             --          7,096
Other operating costs.........  1999    401,887    144,678        36,240       27,802       (154,191)       456,416

                                1998    187,470     97,261         4,872           --       (105,166)       184,437
                                1997    174,718     76,616         4,846           --        (82,443)       173,737
Segment income (loss).........  1999     (7,165)    11,650         2,543       (4,906)          (310)         1,812

                                1998       (637)    10,369           186           --           (957)         8,961
                                1997     (2,045)     6,782           163           --         (1,053)         3,847
Segment assets................  1999    656,448     63,828        29,620        5,624       (299,024)       456,496

                                1998    103,418     41,734         4,821           --        (18,616)       131,357
                                1997    115,070     32,621         3,966           --        (16,492)       135,165
Segment capital
  expenditures................  1999      4,212     12,534           240          628             --         17,614

                                1998      2,784      1,963             2           --             --          4,749
                                1997      4,509      1,304             2           --             --          5,815

                             THE HOLMES GROUP, INC.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. The results are disaggregated using a management approach, which is consistent with the manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operational decisions.

     Other operating costs include: cost of sales, operating expenses, other (income) expense, net and income taxes.

     The following information is summarized by geographic area:

                                                                    CANADA      CONSOLIDATED
                                    UNITED STATES    FAR EAST     AND EUROPE       TOTAL
                                    -------------   -----------   -----------   ------------
Net sales:
  Year ended December 31, 1997....  $184,626,000    $ 2,428,000   $ 5,099,000   $192,153,000
  Year ended December 31, 1998....   203,940,000      5,070,000     5,469,000    214,479,000
  Year ended December 31, 1999....   461,314,000      6,566,000    38,953,000    506,833,000
Identifiable assets:
  December 31, 1998...............     3,232,000     12,510,000        10,000     15,752,000
  December 31, 1999...............    35,991,000     20,264,000       527,000     56,782,000

     Net sales are grouped based on the geographic origin of the transaction. Net sales in the United States include direct export sales to Europe.

     The Company's manufacturing entities in the Far East sell completed products to THG in the United States at intercompany transfer prices which reflect management's estimate of amounts which would be charged by an unrelated third party. These sales are eliminated in consolidation. The remaining Far East sales are to unrelated third parties.

14. COMMITMENTS AND CONTINGENCIES

     THG is a party to several agreements to license certain technologies and products. These license agreements generally provide for royalties based on sales of the related products by THG. Such royalties have not been material to date.

     In January 1998, THG entered into an exclusive license and supply agreement for certain chemical additives. The agreement provides for a minimum annual royalty payment by THG of $240,000 that commenced in September 1998. THG has an annual minimum purchase obligation under this agreement of $100,000 in 1998 and $110,000 in 1999.

     The Company is involved in litigation and is the subject of claims arising in the normal course of its business. HPFEL has a contingent liability related to potential withholding taxes (and the surcharges thereon) on rent paid to the spouse of one of the directors (see Note 4). Although the individual has accepted responsibility for the payment of these taxes, the Company would be accountable for these tax payments in the event that the individual did not fulfill this obligation. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

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

                             THE HOLMES GROUP, INC.

     Beginning July 1, 1997, Hong Kong has been governed by the People's Republic of China. Management does not believe that this event has materially affected the Company's financial position or results of operations and cash flows.

15. DISTRIBUTION OF PROFIT

     Amounts that can be distributed by HPFEL's subsidiaries in China are based on the financial regulations of China, which differ from accounting principles generally accepted in the United States. In particular, HPFEL's two Chinese operating subsidiaries, Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd., are deemed to be wholly owned foreign enterprises and, as such, Chinese laws and regulations require these companies to transfer to separate reserves a certain portion of after-tax profit each year for specific purposes. These purposes include enterprise expansion, repair and maintenance of fixed assets and staff welfare. These reserves are deemed to be non-deductible to the parent company.

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

     Consistent with standard practice in China, Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd. account for their staff welfare commitments on a monthly basis and the amounts involved are charged directly to the profit and loss account. Such expenses were not material in 1997, 1998 and 1999.

     The retained earnings (accumulated losses) of these companies, including earnings attributable to the former minority stockholders, on the basis of accounting principles generally accepted in the United States, are as follows:

                                                                 1998          1999
                                                              ----------    ----------
Dongguan Raider Motor Corp. Ltd.............................  $8,860,000    $9,633,000
Dongguan Huixin Electrical Products Company, Ltd. ..........   1,997,000     4,780,000

     The currency of China, the reminbi, is not freely convertible and the ability of these subsidiaries to remit retained earnings to the parent company is dependent on their ability to generate foreign currency denominated earnings or to obtain government approval for the purchase of foreign currency.

16. FINANCIAL INSTRUMENTS

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

     Fair values for cash and cash equivalents, accounts receivable, other receivables, income taxes receivable, accounts payable, accrued expenses, accrued income taxes and capital lease obligations approximate their carrying values at December 31, 1998 and 1999, due to their relatively short maturity. The fair values of the Company's Notes and Credit Facility approximate their carrying values at December 31, 1999 because the interest rates on these borrowings approximate current market rates.

                             THE HOLMES GROUP, INC.

17. CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 8 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by THG's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"), or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Canada, Bionaire International B.V., The Rival Company of Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V. the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 15, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

                             THE HOLMES GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                                                              DECEMBER 31, 1998
                                    ---------------------------------------------------------------------
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......  $  1,545       $--           $ 3,834              --       $  5,379
  Accounts receivable, net........    35,558        --             1,409              --         36,967
  Inventories.....................    44,748        --            13,142        $ (4,550)        53,340
  Prepaid expenses and other
     current assets...............       869        --             1,158              --          2,027
  Deferred income taxes...........     4,983        --                --              --          4,983
  Income taxes receivable.........        --        --                --              --             --
  Due from affiliates.............       (89)       89            14,066         (14,066)            --
                                    --------       ---           -------        --------       --------
     Total current assets.........    87,614        89            33,609         (18,616)       102,696
                                    --------       ---           -------        --------       --------
Property and equipment, net.......     3,132        --            12,520             100         15,752
Deferred income taxes.............       563        --                --              --            563
Deposits and other assets.........    12,020         1               425            (100)        12,346
Investments in consolidated
  subsidiaries....................    19,677        --                --         (19,677)            --
                                    --------       ---           -------        --------       --------
                                    $123,006       $90           $46,554        $(38,293)      $131,357
                                    ========       ===           =======        ========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease
     obligations and other debt...  $     --       $--           $   604              --       $    604
  Accounts payable................     2,400        --            12,604              --         15,004
  Accrued expenses................     8,960        --             3,332              --         12,292
  Accrued income taxes............     1,922        --             1,785              --          3,707
  Due to affiliates...............    10,113        --             3,953        $(14,066)            --
                                    --------       ---           -------        --------       --------
     Total current liabilities....    23,395        --            22,278         (14,066)        31,607
                                    --------       ---           -------        --------       --------
Capital lease obligations.........        --        --               139              --            139
                                    --------       ---           -------        --------       --------
Line of credit....................    10,000        --                --              --         10,000
                                    --------       ---           -------        --------       --------
Long-term debt....................   105,000        --                --              --        105,000
                                    --------       ---           -------        --------       --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value...        10         1                --              (1)            10
  Common stock, $1 par value......        --        --               100            (100)            --
  Additional paid in capital......    16,985        --                --              --         16,985
  Accumulated other comprehensive
     income.......................       (40)       --                --              --            (40)
  Treasury stock..................   (62,058)       --                --              --        (62,058)
  Retained earnings...............    29,714        89            24,037         (24,126)        29,714
                                    --------       ---           -------        --------       --------
     Total stockholders' equity
       (deficit)..................   (15,389)       90            24,137         (24,227)       (15,389)
                                    --------       ---           -------        --------       --------
                                    $123,006       $90           $46,554        $(38,293)      $131,357
                                    ========       ===           =======        ========       ========

                             THE HOLMES GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                                                                        DECEMBER 31, 1999
                                              ---------------------------------------------------------------------
                                                          GUARANTOR     NON-GUARANTOR
                                               PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              --------   ------------   -------------   ------------   ------------
                                                                         (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................  $    192     $    795        $ 5,660              --       $  6,647
  Accounts receivable, net..................    47,610       77,636         17,018              --        142,264
  Inventories...............................    45,518       47,993         23,899       $  (4,750)       112,660
  Prepaid expenses and other current
    assets..................................     2,154           45          1,798              --          3,997
  Deferred income taxes.....................     5,134        5,748            995              --         11,877
  Income taxes receivable...................        --        7,852             --              --          7,852
  Due from affiliates.......................   230,256           89         20,721        (251,066)            --
                                              --------     --------        -------       ---------       --------
    Total current assets....................   330,864      140,158         70,091        (255,816)       285,297
                                              --------     --------        -------       ---------       --------
Assets held for sale........................       701        1,733             --              --          2,434
Property and equipment, net.................     3,440       30,127         20,791             (10)        54,348
Goodwill, net...............................        --       87,498          1,995              --         89,493
Deferred income taxes.......................        --           --             --              --             --
Deposits and other assets...................    24,386        2,267            571          (2,300)        24,924
Investments in consolidated subsidiaries....    40,898           --             --         (40,898)            --
                                              --------     --------        -------       ---------       --------
                                              $400,289     $261,783        $93,448       $(299,024)      $456,496
                                              ========     ========        =======       =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Current portion of capital lease
    obligations and other debt..............  $     --     $     --        $   589              --       $    589
  Current portion of credit facility........     6,450           --             --              --          6,450
  Accounts payable..........................     5,395        1,335         22,003          (2,300)        26,433
  Accrued expenses..........................    11,304       20,626          4,326              --         36,256
  Accrued income taxes......................    (2,518)       3,028          3,413              --          3,923
  Due to affiliates.........................     3,148      226,104         21,814       $(251,066)            --
                                              --------     --------        -------       ---------       --------
    Total current liabilities...............    23,779      251,093         52,145        (253,366)        73,651
                                              --------     --------        -------       ---------       --------
Credit facility.............................   203,625           --             --              --        203,625
                                              --------     --------        -------       ---------       --------
Long-term debt..............................   135,085           --             --              --        135,085
                                              --------     --------        -------       ---------       --------
Other long-term liabilities.................        --           --          4,054              --          4,054
                                              --------     --------        -------       ---------       --------
Deferred income taxes.......................        --        2,281             --              --          2,281
                                              --------     --------        -------       ---------       --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value.............        20            2             --              (2)            20
  Common stock, $1 par value................        --           --            100            (100)            --
  Additional paid in capital................    67,915           --             --              --         67,915
  Accumulated other comprehensive income....       397           --            397            (397)           397
  Treasury stock............................   (62,058)          --             --              --        (62,058)
  Retained earnings.........................    31,526        8,407         36,752         (45,159)        31,526
                                              --------     --------        -------       ---------       --------
    Total stockholders' equity (deficit)....    37,800        8,409         37,249         (45,658)        37,800
                                              --------     --------        -------       ---------       --------
                                              $400,289     $261,783        $93,448       $(299,024)      $456,496
                                              ========     ========        =======       =========       ========

                             THE HOLMES GROUP, INC.

                         CONSOLIDATING INCOME STATEMENT

                                                      YEAR ENDED DECEMBER 31, 1997
                                -------------------------------------------------------------------------
                                             GUARANTOR      NON-GUARANTOR
                                 PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                --------    ------------    -------------    ------------    ------------
                                                             (IN THOUSANDS)
Net sales.....................  $183,386       $1,240          $91,153         $(83,626)       $192,153
Cost of goods sold............   143,584        1,244           74,425          (82,513)        136,740
                                --------       ------          -------         --------        --------
  Gross profit................    39,802           (4)          16,728           (1,113)         55,413
                                --------       ------          -------         --------        --------
Operating expenses:
  Selling.....................    15,317           --              330               --          15,647
  General and
     administrative...........    13,401           15            7,467               --          20,883
  Product development.........     5,348           --              115               --           5,463
                                --------       ------          -------         --------        --------
     Total operating
       expenses...............    34,066           15            7,912               --          41,993
                                --------       ------          -------         --------        --------
     Operating profit
       (loss).................     5,736          (19)           8,816           (1,113)         13,420
                                --------       ------          -------         --------        --------
Other income and expense:
  Other (income) expense,
     net......................        --           --               42               14              56
  Interest expense, net.......     6,432           --              664               --           7,096
                                --------       ------          -------         --------        --------
     Total other income
       (expense)..............     6,432           --              706               14           7,152
                                --------       ------          -------         --------        --------
Income (loss) before income
  taxes and equity in income
  of consolidated
  subsidiaries................      (696)         (19)           8,110           (1,127)          6,268
Income tax expense
  (benefit)...................     1,330           --              940              (74)          2,196
                                --------       ------          -------         --------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries................    (2,026)         (19)           7,170           (1,053)          4,072
Equity in income of
  consolidated subsidiaries...     5,873           --               --           (5,873)             --
                                --------       ------          -------         --------        --------
Income (loss) before minority
  interest....................     3,847          (19)           7,170           (6,926)          4,072
Minority interest in net
  income of majority owned
  subsidiaries................        --           --              225               --             225
                                --------       ------          -------         --------        --------
Net income (loss).............  $  3,847       $  (19)         $ 6,945         $ (6,926)       $  3,847
                                ========       ======          =======         ========        ========

                             THE HOLMES GROUP, INC.

                         CONSOLIDATING INCOME STATEMENT

                                                      YEAR ENDED DECEMBER 31, 1998
                                -------------------------------------------------------------------------
                                             GUARANTOR      NON-GUARANTOR
                                 PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                --------    ------------    -------------    ------------    ------------
                                                             (IN THOUSANDS)
Net sales.....................  $203,940         $--          $116,780        $(106,241)       $214,479
Cost of goods sold............   154,736         --             97,039         (105,266)        146,509
                                --------         --           --------        ---------        --------
  Gross profit (loss).........    49,204         --             19,741             (975)         67,970
                                --------         --           --------        ---------        --------
Operating expenses:
  Selling.....................    19,740         --                716               --          20,456
  General and
     administrative...........     8,328         --              8,311               --          16,639
  Product development.........     6,213         --                 82               --           6,295
                                --------         --           --------        ---------        --------
     Total operating
       expenses...............    34,281         --              9,109               --          43,390
                                --------         --           --------        ---------        --------
     Operating profit
       (loss).................    14,923         --             10,632             (975)         24,580
                                --------         --           --------        ---------        --------
Other income and expense:
  Other (income) expense,
     net......................      (216)        --               (220)              --            (436)
  Interest and other expense,
     net......................    14,337         --               (486)             (18)         13,833
                                --------         --           --------        ---------        --------
     Total other (income)
       expense................    14,121         --               (706)             (18)         13,397
                                --------         --           --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of consolidated subsidiaries
  and minority interest.......       802         --             11,338             (957)         11,183
Income tax expense............     1,439         --                783               --           2,222
                                --------         --           --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries and minority
  interest....................      (637)        --             10,555             (957)          8,961
Equity in income of
  consolidated subsidiaries...     9,598         --                 --           (9,598)             --
                                --------         --           --------        ---------        --------
Income (loss) before minority
  interest....................     8,961         --             10,555          (10,555)          8,961
Minority interest in net
  income of majority owned
  subsidiaries................        --         --                 --               --              --
                                --------         --           --------        ---------        --------
Net income (loss).............  $  8,961         $--          $ 10,555        $ (10,555)       $  8,961
                                ========         ==           ========        =========        ========

                             THE HOLMES GROUP, INC.

                         CONSOLIDATING INCOME STATEMENT

                                                      YEAR ENDED DECEMBER 31, 1999
                                -------------------------------------------------------------------------
                                             GUARANTOR      NON-GUARANTOR
                                 PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                --------    ------------    -------------    ------------    ------------
                                                             (IN THOUSANDS)
Net sales.....................  $215,803      $245,512        $200,019        $(154,501)       $506,833
Cost of goods sold............   159,618       191,448         166,778         (154,190)        363,654
                                --------      --------        --------        ---------        --------
  Gross profit (loss).........    56,185        54,064          33,241             (311)        143,179
                                --------      --------        --------        ---------        --------
Operating expenses:
  Selling.....................    27,621        33,226           6,605               --          67,452
  General and
     administrative...........     9,146         9,645           9,543               --          28,334
  Product development.........     7,448         3,000              --               --          10,448
  Plant closing costs.........        --         2,439              --               --           2,439
  Amortization of goodwill and
     other intangible
     assets...................        --         2,634              66               --           2,700
                                --------      --------        --------        ---------        --------
  Total operating expenses....    44,215        50,944          16,214               --         111,373
                                --------      --------        --------        ---------        --------
  Operating profit (loss).....    11,970         3,120          17,027             (311)         31,806
                                --------      --------        --------        ---------        --------
Other income and expense:
  Other (income) expense,
     net......................        --        (1,041)         (1,448)              --          (2,489)
  Interest and other expense,
     net......................    33,423            74             (25)              --          33,472
                                --------      --------        --------        ---------        --------
     Total other (income)
       expense................    33,423          (967)         (1,473)              --          30,983
                                --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture..........   (21,453)        4,087          18,500             (311)            823
Income tax expense
  (benefit)...................    (3,357)       (1,037)          4,307               --             (87)
                                --------      --------        --------        ---------        --------
Equity in earnings from joint
  venture.....................      (902)           --              --               --            (902)
Income (loss) before equity in
  income of consolidated
  subsidiaries................   (17,194)        5,124          14,193             (311)          1,812
Equity in income of
  consolidated subsidiaries...    19,006            --              --          (19,006)             --
Net income (loss).............  $  1,812      $  5,124        $ 14,193        $ (19,317)       $  1,812
                                ========      ========        ========        =========        ========

                             THE HOLMES GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                           GUARANTOR      NON-GUARANTOR
                                                               PARENT     SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                              --------    ------------    -------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Year Ended December 31, 1997
Net cash provided by (used for) operating activities........  $(45,543)     $   459         $ (1,289)        $(46,373)
                                                              --------      -------         --------         --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,509)          --           (1,306)          (5,815)
  Purchase of minority interest.............................        --           --             (451)            (451)
                                                              --------      -------         --------         --------
    Net cash used for investing activities..................    (4,509)          --           (1,757)          (6,266)
                                                              --------      -------         --------         --------
Cash flows from financing activities:
  Borrowings of long-term debt..............................    96,209           --               --           96,209
  Net borrowing of line of credit...........................    26,134           --            1,002           27,136
  Net repayments to affiliate...............................   (23,000)          --               --          (23,000)
  Principal payments on capital lease obligations...........        --           --             (481)            (481)
  Issuance of common stock..................................    15,512           --               --           15,512
  Purchase of treasury stock................................   (62,058)          --               --          (62,058)
  Other net activity with Parent............................      (288)        (459)             747               --
                                                              --------      -------         --------         --------
    Net cash provided by (used for) financing activities....    52,509         (459)           1,268           53,318
                                                              --------      -------         --------         --------
Net increase in cash and cash equivalents...................     2,457           --           (1,778)             679
Cash and cash equivalents, beginning of period..............     1,284           --            3,178            4,462
                                                              --------      -------         --------         --------
Cash and cash equivalents, end of period....................  $  3,741      $    --         $  1,400         $  5,141
                                                              ========      =======         ========         ========
Year Ended December 31, 1998
Net cash provided by operating activities...................  $ 18,454      $    --         $  5,801         $ 24,255
                                                              --------      -------         --------         --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (2,784)          --           (1,965)          (4,749)
  Purchase of minority interest.............................        --           --             (451)            (451)
                                                              --------      -------         --------         --------
    Net cash used for investing activities..................    (2,784)          --           (2,416)          (5,200)
                                                              --------      -------         --------         --------
Cash flows from financing activities:
  Debt issuance costs.......................................      (295)          --               --             (295)
  Net borrowing of line of credit...........................   (17,500)          --           (1,002)         (18,502)
  Principal payments on capital lease obligations...........        --           --             (701)            (701)
  Issuance of common stock..................................       681           --               --              681
  Other net activity with Parent............................      (752)          --              752               --
                                                              --------      -------         --------         --------
    Net cash used for financing activities..................   (17,866)          --             (951)         (18,817)
                                                              --------      -------         --------         --------
Net increase in cash and cash equivalents...................    (2,196)          --            2,434              238
Cash and cash equivalents, beginning of period..............     3,741           --            1,400            5,141
                                                              --------      -------         --------         --------
Cash and cash equivalents, end of period....................  $  1,545      $    --         $  3,834         $  5,379
                                                              ========      =======         ========         ========
Year Ended December 31, 1999
Net cash provided by operating activities...................  $(39,278)     $33,563         $ 10,593         $  4,878
                                                              --------      -------         --------         --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired.............  (279,571)          --               --         (279,571)
  Contribution in joint venture.............................       (25)          --               --              (25)
  Proceeds from sale of assets held for sale and business
    divestitures............................................        --       23,787               --           23,787
  Distribution in earnings from joint venture...............       138           --               --              138
  Purchases of property and equipment.......................    (1,700)      (3,140)         (12,774)         (17,614)
  Cash received from joint venture partners.................        --           --            4,504            4,504
                                                              --------      -------         --------         --------
    Net cash used for investing activities..................  (281,158)      20,647           (8,270)        (268,781)
                                                              --------      -------         --------         --------
Cash flows from financing activities:
  Net repayment of line of credit...........................   (10,000)          --               --          (10,000)
  Issuance of common stock..................................    50,400           --               --           50,400
  Borrowings of long-term debt, net of issuance costs.......    27,329           --               --           27,329
  Borrowings on credit facility, net of issuance costs......   198,704           --               --          198,704
  Principle payments on capital lease obligations...........        --           --             (604)            (604)
  Debt issuance costs.......................................      (658)          --               --             (658)
  Other net activity with Parent............................    53,308      (52,942)            (366)              --
                                                              --------      -------         --------         --------
    Net cash used for financing activities..................   319,083      (52,942)            (970)         265,171
                                                              --------      -------         --------         --------
Net increase in cash and cash equivalents...................    (1,353)       1,268            1,353            1,268
Cash and cash equivalents, beginning of period..............     1,545         (473)           4,307            5,379
                                                              --------      -------         --------         --------
Cash and cash equivalents, end of period....................  $    192      $   795         $  5,660         $  6,647
                                                              ========      =======         ========         ========

                                                                     SCHEDULE II

                             THE HOLMES GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                       ---------------------                  DEDUCTIONS
                                         BALANCE AT    CHARGED TO   CHARGED                  WRITE-OFF OF     BALANCE
                                         BEGINNING     COSTS AND    TO OTHER                 UNCOLLECTIBLE   AT END OF
                                         OF PERIOD      EXPENSES    ACCOUNTS   ACQUISITION     ACCOUNTS       PERIOD
                                         ----------    ----------   --------   -----------   -------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1997.........    $1,113        $  330       $ --       $   --          $984         $   459
  Year ended December 31, 1998.........       459           523         --           --           263             719
  Year ended December 31, 1999.........       719         1,297         --        8,751           710          10,057

                                                               ADDITIONS
                                                        -----------------------
                                                                        NET               DEDUCTIONS
                                                                     OPERATING    ---------------------------
                                                        CHARGED TO     LOSSES         NET
                                           BALANCE AT     INCOME      WITHOUT      OPERATING       CHARGED       BALANCE
                                           BEGINNING       TAX          TAX         LOSSES        TO OTHER      AT END OF
                                           OF PERIOD     EXPENSE     BENEFIT(1)    UTILIZED       ACCOUNTS       PERIOD
                                           ----------   ----------   ----------   -----------   -------------   ---------
Deferred tax valuation allowance:
  Year ended December 31, 1997...........    $  469       $1,447(1)    $   --       $  469            --         $1,447
  Year ended December 31, 1998...........     1,447           --           --           --            80          1,367
  Year ended December 31, 1999...........     1,367          283           --           --            --          1,650

                                                                ADDITIONS                   DEDUCTIONS
                                                                ----------                  ----------
                                                   BALANCE AT   CHARGED TO                  WRITE-OFF     BALANCE
                                                   BEGINNING    COSTS AND                       OF       AT END OF
                                                   OF PERIOD     EXPENSES     ACQUISITION   INVENTORY     PERIOD
                                                   ----------   ----------    -----------   ----------   ---------
Inventory obsolescence reserve:
  Year ended December 31, 1997...................    $2,003       $2,268        $    --       $  807      $ 3,464
  Year ended December 31, 1998...................     3,464        1,522             --        1,069        3,917
  Year ended December 31, 1999...................     3,917        1,456         10,082        4,523       10,932

---------------
(1) The Company was subject to certain limitations on interest paid to or guaranteed by Pentland. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our directors and executive officers. The directors are elected annually by the stockholders. Pursuant to the terms of a Stockholders' Agreement entered into in connection with the 1997 Transactions, the stockholders have agreed to vote in favor of the election of the persons named as directors below.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Jordan A. Kahn.......................  58     President, Chief Executive Officer and Director
Stanley Rosenzweig...................  35     Chief Operating Officer and Director
Gregory F. White.....................  35     Executive Vice President, Sales and Marketing and
                                              Director
Ira B. Morgenstern...................  47     Chief Financial Officer and Treasurer
(Tommy) Woon Fai Liu.................  47     Managing Director of Holmes' Far East Operations and
                                                Director
Louis F. Cimini......................  45     Senior Vice President -- Human Resources and
                                              Organization Performance
Richard K. Lubin.....................  53     Director
Randy Peeler.........................  35     Director
Thomas K. Manning....................  58     Director

     Jordan A. Kahn, Holmes' founder, has served as President and Chief Executive Officer and a director since Holmes' organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer's representative representing small electric personal appliance manufacturers, including the Company, to retailers across the Northeast.

     Stanley Rosenzweig has served with Holmes since 1991, initially as Vice President -- Operations, and since 1993 as Chief Operating Officer and a director. From 1987 to 1988, Mr. Rosenzweig served as a management consultant with Bain & Company, and from 1988 to 1989 as a sales manager with Jolson Corporation, a Canadian appliance company.

     Gregory F. White has served as Executive Vice President, Sales and Marketing since 1995, and from 1993 to 1995 as Vice President Marketing. He became a director of Holmes in 1997. Mr. White served as Account Supervisor at Ammirati & Puris, an advertising agency, from 1992 to 1993 and as Account Manager at the advertising agency D'Arcy, Masius, Benton & Bowles from 1991 to 1992.

     Ira B. Morgenstern, Chief Financial Officer and Treasurer, joined Holmes in August, 1998 from Diageo, PLC, a combination of the food and beverage businesses of Grand Metropolitan PLC and Guinness PLC, where he spent over six years in a number of financial management positions in the U.S. and London, including Vice President of Strategic Marketing Finance in the U.S. drinks division. Prior to Diageo, Mr. Morgenstern served as Vice President of Ditri Associates, Inc., a leveraged acquisition firm, consultant for Touche Ross, and internal auditor with Atlantic Richfield.

     (Tommy) Woon Fai Liu became Managing Director of Holmes' Far East operations upon the closing of the 1997 Transactions. From 1993 to 1997, Mr. Liu served as Chief Financial Officer and Executive Director of Asco General Supplies Far East Limited, a subsidiary of Pentland, as well as Executive Director of Holmes Far East since 1994. From 1989 to 1993, Mr. Liu was Finance Director for Johnson & Johnson Hong Kong. He became a director of Holmes during 1999.

     Louis F. Cimini joined the Company in December, 1999 from CGU, an insurance company, where he was Vice President of Human Resources for two years. Prior to joining CGU, Mr. Cimini spent nine years with PHH (now Cendant Mobility), a Fortune 500 corporate services organization, as Senior Vice President of Human Resources and Quality, where he lead the human resources elements of restructuring and re-engineering during several acquisitions.

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

     Randy Peeler is a Managing Director of Berkshire Partners, where he has been employed since 1996. From 1994 to 1996, he was responsible for new business ventures at Health Advances, a healthcare industry consulting firm. From 1993 to 1994, he served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to that, he was a consultant with Cannon Associates. Mr. Peeler became a director of Holmes in 1997, and also serves as a director of Miami Cruisline Services, B.V. and Weigh-Tronix, Inc.

     Thomas K. Manning became a director of Holmes in February, 1999 upon the closing of the Rival acquisition. He was Chairman of the Board and Chief Executive Officer of Rival, and served with Rival for over 20 years.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY

     The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by Holmes to the Chief Executive Officer and certain other persons who served as executive officers during the fiscal year ended December 31, 1999.

                                              ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                    ---------------------------------------    ----------------------------
NAME AND                                                     OTHER ANNUAL      STOCK OPTION     ALL OTHER
PRINCIPAL POSITION                   SALARY      BONUS      COMPENSATION(1)       SHARES       COMPENSATION
------------------                  --------    --------    ---------------    ------------    ------------
Jordan A. Kahn............  1999    $488,804    $112,500       $ 15,600          490,538        $       --
  President and Chief       1998     402,776     200,000         23,400          297,717                --
  Executive Officer         1997     311,905     770,000         31,200               --         3,964,000(2)
Stanley Rosenzweig........  1999     353,441     112,500         15,600          367,903             4,800(3)
  Chief Operating Officer   1998     253,960     125,000         15,600          297,717             4,800(3)
                            1997     228,859     296,000         15,600               --         1,984,324(4)
Gregory F. White..........  1999     277,638     112,500         10,200          367,903             4,800(3)
  Executive Vice President  1998     205,054     100,000         10,200          297,717             4,800(3)
  Sales and Marketing       1997     173,800     148,000         10,200               --           509,237(5)
(Tommy) Woon Fai Liu......  1999     250,000     112,500         43,701           50,000                --
  Managing Director of      1998     200,000     100,000         43,701           60,000                --
  Holmes Far East           1997     270,513(6)   66,667(7)       2,083               --                --
Ira B. Morgenstern(8).....  1999     207,818     112,500         50,000(9)       135,000             4,800(3)
  Chief Financial Officer

---------------
(1) Primarily represents automobile allowance, annual living expense allowance or annual lease payments on automobile provided by Holmes.

(2) Represents bonuses paid in connection with the 1997 Transactions pursuant to a previous employment agreement with Holmes.

(3) Represents Holmes' matching contribution under its 401(k) plan.

(4) Includes $9,500 representing Holmes' matching contribution under its 401(k) plan, $20,824 paid in 1997 on account of a previous employment agreement with Holmes and $1,954,000 which was paid in connection with the 1997 Transactions.

(5) Includes $9,237 representing Holmes' matching contribution under its 401(k) plan and $500,000 which was paid in connection with the 1997 Transactions.

(6) Includes compensation paid to Mr. Liu by Holmes and by an affiliate of Pentland.

(7) Does not include any amounts paid by affiliates of Pentland for services rendered to such affiliates.

(8) Mr. Morgenstern joined Holmes in August, 1998.

(9) Represents the 1999 payment of a relocation bonus in connection with joining the Company.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table describes stock options granted during 1999 to the executive officers set forth in the Summary Compensation Table above.

                                                                                        POTENTIAL
                                                                                        REALIZABLE
                                                                                     VALUE AT ASSUMED
                            NUMBER OF     PERCENT OF                                  ANNUAL RATE OF
                            SECURITIES      TOTAL                                      STOCK PRICE
                            UNDERLYING     OPTIONS                                   APPRECIATION FOR
                             OPTIONS      GRANTED TO    EXERCISE                    OPTION TERM($)(2)
                             GRANTED      EMPLOYEES      PRICE      EXPIRATION    ----------------------
NAME                          (#)(1)       IN 1999       ($/SH)        DATE          5%           10%
----                        ----------    ----------    --------    ----------    ---------    ---------
Jordan A. Kahn............   490,538         20.6%        5.04       02-05-09     1,554,823    3,940,228
Stanley Rosenzweig........   367,903         15.5%        5.04       02-05-09     1,166,116    2,955,167
Gregory F. White..........   367,903         15.5%        5.04       02-05-09     1,166,116    2,955,167
(Tommy) Woon Fai Liu......    50,000          2.1%        5.04       02-05-09       158,481      401,623
Ira B. Morgenstern........   135,000          5.7%        5.04       02-05-09       427,900    1,084,382

---------------
(1) These options to purchase Holmes' common stock were granted under Holmes' 1997 Stock Option Plan. Approximately one-half of each option grant consists of "incentive stock options" (except for Mr. Kahn, who received only non-qualified options), vesting over a five-year period. The remaining options are non-qualified options whose vesting is tied to specific Holmes performance measures.

(2) Net gains from potential stock option exercises are estimated based on assumed rates of stock price appreciation over the options' terms, as set forth in rules promulgated by the Securities and Exchange Commission, and are not intended to forecast future appreciation of Holmes' common stock. The actual net gains, if any, are dependent on the actual future performance of the common stock, for which there is currently no public market.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth certain information concerning the number and value of unexercised options to purchase Holmes' common stock at December 31, 1999.

                                                               NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                SHARES                      OPTIONS AT YEAR-END(#)             OPTIONS($)(1)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   -----------   -----------   -------------   -----------   -------------
Jordan A. Kahn..............      --            --          57,400         730,855         88,396        370,088
Stanley Rosenzweig..........      --            --          57,400         608,220         88,396        370,088
Gregory F. White............      --            --          57,400         608,220         88,396        370,088
(Tommy) Woon Fai Liu........      --            --          11,568          98,432         17,815         74,585
Ira B. Morgenstern..........      --            --           1,446         148,554          2,227         20,873

---------------
(1) Represents the assumed value of shares of Holmes' common stock covered by outstanding options, less the aggregate option exercise price. There is currently no public market for Holmes' common stock, and no valuation of such common stock existed as of December 31, 1999. The price of the common stock, valued on February 5, 1999, the date of the Rival acquisition closing, was $5.04 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Holmes' common stock. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated.

                                                               NUMBER OF          PERCENT OF
          NAME AND ADDRESS OF BENEFICIAL OWNER(1)               SHARES       OUTSTANDING SHARES(2)
          ---------------------------------------             -----------    ---------------------
Berkshire Fund IV, Limited Partnership(3)...................   15,052,594            74.0%
  Berkshire Fund V, Limited Partnership
  c/o Berkshire Partners LLC
  One Boston Place
  Boston, MA 02108
Jordan A. Kahn(4)...........................................    2,621,330            12.7
Bain Securities, Inc.(5)....................................    1,028,214             5.1
  c/o Bain Capital, Inc.
  2 Copley Place
  Boston, MA 02116
Stanley Rosenzweig(4).......................................      314,596             1.5
Gregory F. White(4).........................................      200,238               *
(Tommy) Woon Fai Liu(4).....................................      139,987               *
Ira B. Morgenstern(4).......................................       58,588               *
Richard Lubin(6)............................................   15,052,594            74.0
Thomas K. Manning...........................................      100,000               *
Randy Peeler(6).............................................   15,052,594            74.0
All directors and executive officers as a group (8
  persons)(7)...............................................   18,487,333            90.1

---------------
  * Less than 1.0%

(1) Unless otherwise specified, the address of each person is c/o The Holmes Group, Inc., 233 Fortune Boulevard, Milford, MA 01757.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and reflects general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable are deemed outstanding.

(3) Includes shares held by various investment entities affiliated with Berkshire Partners LLC.

(4) Includes shares which may be held by family members or affiliates. Includes the following shares subject to vested stock options: 57,400 option shares held by each of Messrs. Kahn, Rosenzweig and White, 11,568 option shares held by Mr. Liu, and 1,446 option shares held by Mr. Morgenstern. With respect to Mr. Kahn, includes 194,472 shares held in trust for employees of the Company as to which Mr. Kahn is voting trustee. Mr. Kahn disclaims beneficial ownership of such shares.

(5) Includes shares held by affiliated investment entities.

(6) This person is affiliated with Berkshire Partners and may be deemed to have a beneficial interest in certain of the shares held by its affiliates. This person disclaims beneficial ownership of such shares.

(7) Includes stock options referred to in Note 4 and the shares referred to in
    Note 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a letter agreement dated December 10, 1998 with two investment funds affiliated with Berkshire Partners (the "Letter Agreement"), Berkshire Partners received a fee of $2.0 million from Holmes as of the closing of the Rival acquisition. Pursuant to a Management Agreement (the "Management Agreement"), entered into in November, 1997 in connection with the 1997 Transactions, Berkshire Partners received a $1.5 million fee from Holmes and an annual fee of $400,000 per year for the provision of management and advisory services. The Letter Agreement increased the annual management fee to $500,000 following the closing of the Rival acquisition. The Management Agreement will be in effect until November,

2002, provided that the Management Agreement will terminate on the later of the first date that (i) Berkshire Partners owns less than 40.0% of Holmes' common stock on a fully diluted basis, and (ii) Berkshire Partners owns fewer common shares than the members of Holmes' management, taken as a group, or fewer shares than any other single stockholder. Berkshire Partners is also entitled to designate two of Holmes' directors and has the right, at its election, to increase the size of the Board of Directors and the number of directors designated by it by an additional two directors. From time to time, Holmes may pay additional consulting or other fees to Berkshire Partners.

     Since its inception in 1982, Holmes has retained Jordan Kahn Co., Inc. ("JKC"), a corporation owned by Jordan A. Kahn, to serve as a sales representative for Holmes in the northeastern United States. Pursuant to a representation agreement between Holmes and JKC, Holmes has agreed to pay to JKC a commission on net sales to JKC's customers in its territory, which fee is the same fee paid by Holmes to other unaffiliated sales representatives organizations representing Holmes in other territories throughout the United States. Pursuant to this arrangement, Holmes paid a total of $367,000, $368,000 and $287,000 to JKC for the years ended December 31, 1997, 1998 and 1999, respectively.

     In connection with the 1997 Transactions, Holmes purchased a portion of the shares of common stock of Holmes beneficially owned by an affiliate of Pentland, its former majority stockholder, and issued to the Pentland affiliate a warrant to purchase shares of Holmes' common stock under certain circumstances. In addition, Holmes entered into new employment agreements with Messrs. Kahn, Rosenzweig, White and Liu, and made certain payments to Messrs. Kahn, Rosenzweig and White in connection with the 1997 Transactions.

     During 1993, Holmes entered into a revolving credit facility with an affiliate of Pentland, pursuant to which such affiliate provided short-term loans to Holmes. Another affiliate of Pentland provided Holmes with trade acceptance and letter of credit financing for its purchases from foreign manufacturers. Holmes paid a commission for administrative services related to the processing of these trade acceptances. In conjunction with the 1997 Transactions, all of the financing facilities provided by Pentland and its affiliates were terminated and paid in full. In addition, a net payable of $10.0 million due to affiliates of Pentland was repaid in connection with the 1997 Transactions. See Note 4 of Notes to Consolidated Financial Statements.

     In connection with the Rival acquisition, Holmes retained an affiliate of Bain Securities, Inc., a stockholder of Holmes, to perform acquisition consulting services, for which Holmes paid approximately $300,000 during 1998 and approximately $1,925,000 during 1999. Approximately $500,000 of the 1999 fees were paid in the form of 99,222 shares of Holmes' common stock. The Company also paid $350,000 for professional fees related to the divestiture of Rival's commercial and industrial and pump division business assets during 1999. The remaining fees were paid in connection with the acquisition and for other general consulting services.

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

     (b) Reports on Form 8-K:

          1. Current Report on Form 8-K dated October 8, 1999 reporting under
     Item 5, Other Events, the consummation of the sale of Rival's Simer Pump business unit.

          2. Current Report on Form 8-K dated December 21, 1999 reporting under
     Item 5, Other Events, the consummation of the sale of Rival's industrial and building supply products businesses.

     (c) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     3.1  Articles of Organization (as amended) of The Holmes Group,
          Inc. f/k/a Holmes Products Corp.(1)
     3.2  Articles of Organization of Holmes Manufacturing Corp.(1)
     3.3  Articles of Organization of Holmes Air (Taiwan) Corp.(1)
     3.4  Certificate of Incorporation of Holmes Motor Corp.(4)
     3.5  Restated Certificate of Incorporation (as amended) of The
          Rival Company(4)
     3.6  Certificate of Incorporation (as amended) of Patton Electric
          Company, Inc.(4)
     3.7  Certificate of Incorporation (as amended) of Patton Building
          Products, Inc.(4)
     3.8  Certificate of Incorporation (as amended) of Rival Consumer
          Sales Corporation(4)
     3.9  Bylaws (as amended) of The Holmes Group, Inc. f/k/a Holmes
          Products Corp.(1)
     3.10 By-laws of Holmes Manufacturing Corp.(1)
     3.11 By-laws of Holmes Air (Taiwan) Corp.(1)
     3.12 By-laws of Holmes Motor Corp.(4)
     3.13 By-laws of The Rival Company(4)
     3.14 By-laws of Patton Electric Company, Inc.(4)
     3.15 By-laws of Patton Building Products, Inc.(4)
     3.16 By-laws of Rival Consumer Sales Corporation(4)
     4.1  Stockholders' Agreement dated November 26, 1997 among The
          Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
     4.2  Registration Rights Agreement dated November 26, 1997 among
          The Holmes Group, Inc. f/k/a Holmes Products Corp. and
          certain stockholders thereof(1)
     4.3  Indenture dated November 26, 1997 among The Holmes Group,
          Inc. f/k/a Holmes Products Corp., Holmes Manufacturing
          Corp., Holmes Air (Taiwan) Corp. and State Street Bank and
          Trust Company(1)
     4.4  Form of Senior Subordinated Notes due 2007 -- (Included in
          Exhibit 4.3)(1)
     4.5  Form of Note Guaranty -- (Included in Exhibit 4.3)(1)
     4.6  First Supplemental Indenture and Guarantee dated October 14,
          1998 among The Holmes Group, Inc. f/k/a Holmes Products
          Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan)
          Corp., Holmes Motor Corp. and State Street Bank and Trust
          Company(4)
     4.7  Indenture dated February 5, 1999 among The Holmes Group,
          Inc. f/k/a Holmes Products Corp., Holmes Manufacturing
          Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., The
          Rival Company, Patton Electric Company, Inc., Patton
          Building Products, Inc., Rival Consumer Sales Corporation
          and State Street Bank and Trust Company(3)
     4.8  First Amendment to Registration Rights Agreement dated
          February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and certain stockholders thereof(4)
     4.9  First Amendment to Stockholders' Agreement dated February 5,
          1999 among The Holmes Group, Inc. f/k/a Holmes Products
          Corp. and certain stockholders thereof(4)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     4.10 Second Supplemental Indenture and Guarantee dated February
          5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products
          Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan)
          Corp., Holmes Motor Corp., Moriarty Acquisition Corp., The
          Rival Company, Patton Electric Company, Inc., Patton
          Building Products, Inc., Rival Consumer Sales Corporation
          and State Street Bank and Trust Company(4)
    10.1  Stock Purchase and Redemption Agreement dated as of October
          27, 1997, as amended as of November 25, 1997, among Asco
          Investments Ltd., Jordan A. Kahn, The Holmes Group, Inc.
          f/k/a Holmes Products Corp., Holmes Products (Far East)
          Limited and Holmes Acquisition LLC(1)
    10.2  Stock Purchase Agreement dated as of October 27, 1997 among
          Jordan A. Kahn and Holmes Acquisition LLC(1)
    10.3  Executive Employment and Non-Competition Agreement dated
          November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and Jordan A. Kahn(1)
    10.4  Executive Employment and Non-Competition Agreement dated
          November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and Stanley Rosenzweig(1)
    10.5  Executive Employment and Non-Competition Agreement dated
          November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and Gregory F. White(1)
    10.6  Employment Agreement dated November 16, 1997 among Holmes
          Products (Far East) Limited and (Tommy) Woon Fai Liu(1)
    10.7  The Holmes Group, Inc. f/k/a Holmes Products Corp. Amended
          and Restated 1997 Stock Option Plan(4)
    10.8  Non-transferable Common Stock Purchase Warrant dated
          November 26, 1997 issued to Pentland Group plc(1)
    10.9  The Holmes Group, Inc. f/k/a Holmes Products Corp. Employee
          Stock Purchase Plan(4)
    10.10 Agreement and Plan of Merger dated December 17, 1998, by and among The Holmes Group, Inc. f/k/a Holmes Products Corp.,
          Moriarty Acquisition Corp. and The Rival Company(2)
    10.11 Confidentiality Agreement dated October 1, 1998, by and between The Holmes Group, Inc. f/k/a Holmes Products Corp.
          and BancAmerica Securities, Inc., on behalf of The Rival
          Company(2)
    10.12 Purchase Agreement dated as of January 29, 1999 among The
          Holmes Group, Inc. f/k/a Holmes Products Corp., BancBoston
          Robertson Stephens Inc. and Lehman Brothers Inc(2)
    10.13 Investors Subscription Agreement dated February 5, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp.
          and certain investors(3)
    10.14 Amended and Restated Revolving Credit and Term Loan
          Agreement dated as of February 5, 1999 among The Holmes
          Group, Inc. f/k/a Holmes Products Corp., Moriarty
          Acquisition Corp., The Rival Company, Holmes Products (Far
          East) Limited, Esteem Industries Limited, Raider Motor
          Corporation, Holmes Products (Europe) Limited, Bionaire
          International B.V., Patton Electric Hong Kong, Limited, and
          The Rival Company of Canada, Ltd., BankBoston, and the other lending institutions party thereto, BankBoston, N.A. as
          Administrative Agent and Lehman Commercial Paper Inc. as
          Documentation Agent, with BancBoston Robertson Stephens Inc.
          as Syndication Agent and Arranger and Lehman Brothers Inc.
          as Co-Arranger(3)
    10.15 Asset Purchase Agreement dated October 1, 1999 by and among
          The Holmes Group, Inc. f/k/a Holmes Products Corp., The
          Rival Company and Sta-Rite Industries(5)
    10.16 Agreement of Purchase and Sale of Assets dated December 21,
          1999 by and among The Holmes Group, Inc., The Rival Company,
          Patton Building Products, Inc., Patton Electric Company,
          Inc. and The Marley Company(6)
    10.17 Employee Stockholders' Agreement dated April 23, 1998(7)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.18 Voting Trust Agreement(7)
    10.19 Lease Agreement between The Holmes Group, Inc. and ACRE HPC
          LLC dated as of January 7, 2000(8)
    21.1  Subsidiaries of Registrant(8)
    23.1  Consent of PricewaterhouseCoopers LLP(8)
    27.1  Financial Data Schedule(8)

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-44473).

(2) Incorporated by reference to the Registrant's Tender Offer Statement on
    Schedule 14D-1 dated December 23, 1998, as amended.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 5, 1999.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 8, 1999.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 1999.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-77905).

(8) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE HOLMES GROUP, INC.

                                          By:      /s/ JORDAN A. KAHN
                                            ------------------------------------
                                                 Jordan A. Kahn, President,
                                                  Chief Executive Officer

Dated: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ JORDAN A. KAHN                   President, Chief Executive         March 30, 2000
---------------------------------------------------   Officer and Director (Principal
                  Jordan A. Kahn                      Executive Officer)

              /s/ IRA B. MORGENSTERN                 Chief Financial Officer and        March 30, 2000
---------------------------------------------------   Treasurer (Principal Financial
                Ira B. Morgenstern                    and Accounting Officer)

              /s/ STANLEY ROSENZWEIG                 Chief Operating Officer and        March 30, 2000
---------------------------------------------------   Director
                Stanley Rosenzweig

               /s/ GREGORY F. WHITE                  Executive Vice President Sales     March 30, 2000
---------------------------------------------------   and Marketing and Director
                 Gregory F. White

                 /s/ RICHARD LUBIN                   Director                           March 30, 2000
---------------------------------------------------
                   Richard Lubin

                 /s/ RANDY PEELER                    Director                           March 30, 2000
---------------------------------------------------
                   Randy Peeler

               /s/ THOMAS K. MANNING                 Director                           March 30, 2000
---------------------------------------------------
                 Thomas K. Manning

             /s/ (TOMMY) WOON FAI LIU                Director                           March 30, 2000
---------------------------------------------------
               (Tommy) Woon Fai Liu