Form 10-K405/A
period 1999-12-31
HOLMES GROUP INC
filed 2000-04-11
CIK 1052490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A*
                               (AMENDMENT NO. 1)

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

*AMENDMENT TO PART II, ITEM 7, AS SET FORTH HEREIN.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AMENDMENT TO FORM 10-K

     We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Part II, Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") is being amended to revise certain information regarding the net sales and gross profit of our Rival subsidiary, as set forth in the second and third paragraphs under "Comparison of Years Ended December 31, 1999 and December 31, 1998." As required by the regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, the complete text of Item 7 as amended is set forth herein.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this amended report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, our degree of leverage, our dependence on major customers and key personnel, the integration of the Rival acquisition, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are described in our most recent Annual Report on Form 10-K, our most recent Registration Statement on Form S-4 (File No. 333-77905), our Current Reports on Form 8-K (filed February 10, 1999, October 12, 1999 and January 13,
2000), and from time to time in our other periodic reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. Except as amended hereby, statements in our Annual Report on Form 10-K speak only as to the date of its filing.

                                    PART II.

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

     On a stand-alone basis, Rival's net sales decreased by approximately $41 million for the full calendar year 1999 compared with 1998, excluding the divested businesses. Rival's U.S. shipments of kitchen appliances decreased by approximately $11 million in 1999 when compared to 1998. Decreased sales of can openers made up approximately 40% of this decrease as an increase in shipments from new product introductions in 1998 did not repeat in 1999. In addition, approximately 30% of the overall kitchen decrease was attributable to reduced shipments of toasters and irons as we de-emphasized the existing lower margin opening price point products on several categories. Despite price erosion, U.S. sales of Crock-Pot(R)slow cookers were flat in dollars but shipments in units were up from 1998 to 1999. The remainder of the kitchen shortfall was spread over a number of the smaller categories. Rival U.S. home environment shipments decreased approximately $23 million in 1999 versus 1998 with the retail fan and air purifier product categories making up over 80% of the decrease. Anticipated retail placement losses and negative impacts from shelf transitions at several key retailers were the primary factors for these category decreases. Shipments from Rival's industrial and pump business units decreased by approximately $5 million and $4 million, respectively, in 1999 versus 1998. The sale of both of these divisions, which accounted for net sales of approximately $43.0 million in 1999, took place in the fourth quarter of 1999. Rival's international shipments decreased by approximately $2 million in 1999 versus 1998, driven by shortfalls in Latin America (excluding Mexico, where sales were up significantly). Rival also experienced an increase in credits for returns and discounts of approximately $5 million from 1998 to 1999, which further reduced its overall net sales.

     Gross Profit. Gross profit for fiscal 1999 was $143.2 million compared to $68.0 million for fiscal 1998, an increase of $75.2 million or 110.6%, with the increase again in large part due to the Rival acquisition. As a percentage of net sales, gross profit decreased to 28.2% in 1999 from 31.7% in 1998 as a result of the decreased gross margins realized by Rival in 1999. On a stand-alone basis, Holmes' gross profit margin increased over three percentage points for the year 1999 versus 1998. Holmes' product mix in 1999 included a decrease in low margin dehumidifier sales and an increase in higher margin sales as discussed above which favorably impacted overall Holmes' margins. In addition, positive contribution was realized from improved efficiencies in our Far East factories. On a stand-alone basis for the full calendar year 1999, Rival's gross profit decreased approximately $21 million from 1998, primarily due to the sales volume shortfall discussed above and due to amortization of acquired profit in inventory in connection with the Rival acquisition. Rival's gross profit percentage was approximately 24.0% in 1999 versus 24.5% in 1998 (before the impact of the amortization of acquired profit in inventory in 1999).

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

INVESTOR CONFERENCE CALL

     We will hold a telephone conference call on Friday, April 14, 2000 at 2 p.m., Eastern time, in order for investors and other interested stakeholders to hear management's views on our results of operations during the fourth quarter and year ended December 31, 1999, as well as our current financial position. If you are interested in participating in the call in listen-only mode, please fax the following information to Sandy LaBree, Executive Assistant, at 508-634-7942:

     - Name of Participant(s)

     - Company Affiliation

     - Nature of Business

     - Address

     - Phone, Fax and E-mail

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE HOLMES GROUP, INC.

                                          By:      /s/ JORDAN A. KAHN
                                            ------------------------------------
                                                 Jordan A. Kahn, President,
                                                  Chief Executive Officer


Dated: April 11, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                /s/ JORDAN A. KAHN                   President, Chief Executive Officer   April 11, 2000
---------------------------------------------------   and Director (Principal Executive
                  Jordan A. Kahn                      Officer)

              /s/ IRA B. MORGENSTERN                 Chief Financial Officer and          April 11, 2000
---------------------------------------------------   Treasurer (Principal Financial and
                Ira B. Morgenstern                    Accounting Officer)

              /s/ STANLEY ROSENZWEIG                 Chief Operating Officer and          April 11, 2000
---------------------------------------------------   Director
                Stanley Rosenzweig

               /s/ GREGORY F. WHITE                  Executive Vice President Sales and   April 11, 2000
---------------------------------------------------   Marketing and Director
                 Gregory F. White

                 /s/ RICHARD LUBIN                   Director                             April 11, 2000
---------------------------------------------------
                   Richard Lubin

                 /s/ RANDY PEELER                    Director                             April 11, 2000
---------------------------------------------------
                   Randy Peeler

               /s/ THOMAS K. MANNING                 Director                             April 11, 2000
---------------------------------------------------
                 Thomas K. Manning

             /s/ (TOMMY) WOON FAI LIU                Director                             April 11, 2000
---------------------------------------------------
               (Tommy) Woon Fai Liu