Form 10-Q
period 2000-03-31
HOLMES GROUP INC
filed 2000-05-12
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                        COMMISSION FILE NUMBERS: 333-44473
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

                  YES [X]                    NO [ ]

                             THE HOLMES GROUP, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION                                             3

ITEM 1.  FINANCIAL STATEMENTS                                              3

            CONSOLIDATED BALANCE SHEET AT
            DECEMBER 31, 1999 AND MARCH 31, 2000 (UNAUDITED)               3

            CONSOLIDATED STATEMENT OF INCOME FOR
            THE THREE MONTHS ENDED MARCH 31, 1999 AND
            MARCH 31, 2000 (UNAUDITED)                                     4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            THREE MONTHS ENDED MARCH 31, 1999 AND
            MARCH 31, 2000 (UNAUDITED)                                     5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       22

PART II. OTHER INFORMATION                                                23

         SIGNATURES                                                       24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              THE HOLMES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                 DECEMBER 31,        MARCH 31,
                                                                                    1999         2000 (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $  6,647           $  2,918
    Accounts receivable, net of allowance of $9,046 and $9,338 respectively..       142,264            106,983
    Inventories ................................................................    112,660            133,986
    Prepaid expenses and other current assets ..................................      3,997              3,078
    Deferred income taxes ......................................................     11,877             11,866
    Income taxes receivable ....................................................      7,852              7,852
                                                                                   --------           --------
      Total current assets .....................................................    285,297            266,683

    Assets held for sale .......................................................      2,434              1,733
    Property and equipment, net ................................................     54,348             57,273
    Goodwill, net...............................................................     89,493             88,297
    Deposits and other assets ..................................................      5,610              7,926
    Debt issuance costs, net ...................................................     19,314             17,896
                                                                                   --------           --------
                                                                                   $456,496           $439,808
                                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations and other liabilities..........   $    589           $    632
    Current portion of credit facility .........................................      6,450              6,652
    Accounts payable ...........................................................     26,433             38,475
    Accrued expenses ...........................................................     36,256             32,935
    Accrued income taxes .......................................................      3,923              4,975
                                                                                   --------           --------
      Total current liabilities ................................................     73,651             83,669


Credit facility ................................................................    203,625            178,511
Long-term debt .................................................................    135,085            135,110
Other long-term liabilities.....................................................      4,054              5,066
Deferred income taxes ..........................................................      2,281              2,578

Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value.  Authorized 25,000,000 shares as of
      December 31, 1999 and March 31, 2000; issued and outstanding
      20,307,995 shares at December 31, 1999 and March 31, 2000 ................         20                 20
  Additional paid in capital ...................................................     67,915             67,915
  Accumulated other comprehensive income .......................................        397               (226)
  Treasury stock, at cost (18,620,450 shares) ..................................    (62,058)           (62,058)
  Retained earnings ............................................................     31,526             29,223
                                                                                   --------           --------
      Total stockholders' equity           .....................................     37,800             34,874
                                                                                   --------           --------
                                                                                   $456,496           $439,808
                                                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements

                             THE HOLMES GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)



                                                                          THREE MONTHS ENDED
                                                                   MARCH 31, 1999     MARCH 31, 2000
Net sales .....................................................        $91,669           $116,168
Cost of goods sold ............................................         64,748             80,804
                                                                       -------            -------
  Gross profit ................................................         26,921             35,364
                                                                       -------            -------

Operating expenses:
  Selling .....................................................         13,172             17,320
  General and administrative ..................................          5,685              7,846
  Product development .........................................          2,219              2,805
  Plant closing costs .........................................          1,149                144
  Amortization of goodwill and other intangible assets ........            446                662
                                                                       -------            -------
    Total operating expenses ..................................         22,671             28,777
                                                                       -------            -------

    Operating profit ..........................................          4,250              6,587
                                                                       -------            -------

Other income and expense:
  Interest and other expense, net .............................          6,049              9,154
                                                                       -------            -------

Income (loss) before income taxes and equity in earnings
  from joint venture ..........................................         (1,799)            (2,567)
Income tax expense (benefit) ..................................           (338)              (121)
Equity in earnings from joint venture .........................            108                143
                                                                       -------            -------
    Net income (loss) .........................................        $(1,353)           $(2,303)
                                                                       =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       THREE MONTHS ENDED
                                                                                MARCH 31, 1999    MARCH 31, 2000
Cash flows from operating activities:
  Net income (loss).............................................................. $  (1,353)        $  (2,303)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization................................................     3,890             4,188
    Amortization of debt issuance costs and discounts............................       629             1,444
    Change in allowance for doubtful accounts....................................       171               292
    Loss on disposal of assets...................................................         6                --
    Deferred income taxes........................................................         7              (286)

    Changes in operating assets and liabilities:
      Accounts receivable........................................................    21,854            34,689
      Inventories................................................................     6,056           (21,559)
      Prepaid expenses and other current assets..................................      (223)              919
      Deposits and other assets..................................................       674            (4,009)
      Accounts payable...........................................................    (3,802)           12,042
      Accrued expenses...........................................................     1,744            (3,321)
      Accrued income taxes.......................................................    (1,482)            1,052
                                                                                  ---------         ---------
    Net cash provided by operating activities....................................    28,171            23,148
                                                                                  ---------         ---------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired..................................  (279,546)               --
  Contribution to joint venture..................................................       (25)               --
  Proceeds from sale of assets held for sale and business divestitures...........        --             2,757
  Distribution of earnings from joint venture....................................       108               764
  Purchases of property and equipment............................................    (2,795)           (6,451)
  Cash received from joint venture partner, net..................................        --             1,124
                                                                                  ---------         ---------
    Net cash used for investing activities.......................................  (282,258)           (1,806)
                                                                                  ---------         ---------
Cash flows from financing activities:
  Net repayment of line of credit................................................   (10,000)               --
  Issuance of common stock.......................................................    50,400                --
  Borrowings of long-term debt, net of issuance costs............................    27,724                --
  Borrowings (repayment) of credit facility, net of issuance costs...............   183,808           (24,912)
  Debt issuance costs............................................................        --                --
  Principal payments on capital lease obligations................................      (165)              (69)
                                                                                  ---------         ---------
    Net cash provided by (used for) financing activities.........................   251,767           (24,981)
                                                                                  ---------         ---------

Effect of exchange rate changes on cash..........................................        11               (90)
                                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents.............................    (2,309)           (3,729)
Cash and cash equivalents, beginning of period...................................     5,379             6,647
                                                                                  ---------         ---------
Cash and cash equivalents, end of period......................................... $   3,070         $   2,918
                                                                                  =========         =========
Supplemental disclosure of cash flow information:
   Cash paid for interest........................................................ $   1,631         $   4,726
   Cash paid for (refund of) income taxes........................................ $   1,623         $    (799)

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.   NATURE OF BUSINESS

     The Holmes Group, Inc. ("THG"), formerly known as Holmes Products Corp., along with its wholly-owned subsidiary, The Rival Company ("Rival") and its subsidiaries, acquired on February 5, 1999, designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances, personnel care appliances, filters and accessories and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia.

     Holmes Products (Far East) Limited ("HPFEL") and its subsidiaries manufacture, source and sell consumer durable goods, including fans, heaters and humidifiers and kitchen electrics, mainly to THG. HPFEL operates facilities in Hong Kong, Taiwan and The People's Republic of China.

     HPFEL is a wholly-owned subsidiary of THG. Prior to the recapitalization transaction described in Note 4, THG and HPFEL were both directly or indirectly 80%-owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc ("Pentland").

2.   BASIS OF CONSOLIDATION

     The accompanying unaudited financial statements include the accounts of THG and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp. and Holmes Air (Canada) Corp. The accompanying unaudited financial statements also include the accounts of Rival's direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Building Products, Inc., Patton Electric Company, Inc., Patton Electric (Hong Kong) Limited, Rival Consumer Sales Corporation, The Rival Company of Canada, Ltd., Rival de Mexico S.A. de C.V. and Waverly Products Company, Ltd. and HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd., Dongguan Holmes Products Ltd. and Dongguan Raider Motor Corp.Ltd. All significant inter-company balances and transactions have been eliminated.

     THG and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the "Company."

3.   ACQUISITION

     On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of Rival (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $91.2 million and is being amortized on a straight-line basis over 35 years.

     In connection with the acquisition, THG recorded a restructuring reserve of $6.4 million as an assumed liability in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     These actions are estimated to result in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. As of March 31, 2000, 106 of these employees had been terminated. Severance for the remaining employees will be paid during the remainder of fiscal 2000 when the facility closures and office consolidations are completed.

     Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation was completed resulting in exit costs of $0.1 million. The Montreal, Canada closure was completed as of March 31, 2000 resulting in severance and relocation costs and exit costs of $0.2 million. Severance costs related to the Warrensburg closure were $0.1 million as of March 31, 2000 and are expected to be completed during the remainder of fiscal 2000.

     The reserve activity for fiscal 2000 is as follows (in thousands):


                                            Employee        Facility        Total
                                          Severance and     Exit and       Accrued
                                        Relocation Costs   Other Costs   Restructuring

                                        ----------------   -----------   ------------
     Restructuring accrual
      at February 5, 1999                    $5,864            $563        $6,427
     Cash payments made fiscal 1999          (1,647)           (136)       (1,783)
                                             ------            ----        ------
     Balance at December 31, 1999             4,217             427         4,644
     Cash payments made fiscal 2000            (992)           (200)       (1,192)
                                             ------            ----        ------
     Balance at March 31, 2000               $3,225            $227        $3,452

     Prior to the acquisition by THG, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities was closed during fiscal 1999. Two of the properties were sold in 1999 resulting in no gain or loss. Proceeds from the sales were $2,684,000 net of selling expenses. The final property was sold subsequent to March 31, 2000. Proceeds from this sale were $1,595,000 net of selling expenses. This transaction also resulted in no gain or loss. The estimated fair value of this final property has been reflected in the March 31, 2000 balance sheet as assets held for sale. Additionally, non-recurring wind down costs incurred during the quarter relating to this facility have been included as plant closing costs in the consolidated statement of income for the three months ended March 31, 2000.

     Following the Rival acquisition, the Company divested two of Rival's non-core business units. On October 8, 1999, the Company sold the assets of Rival's sump and utility pump division for $11.4 million. The proceeds received for the assets exceeded the net asset values recorded by $0.7 million. On December 21, 1999, the Company sold the assets of Rival's industrial and building supply products businesses for proceeds of $9.7 million, net of contingent consideration of $2.7 million. The contingent consideration may be earned during fiscal 2000 based on certain performance metrics and actual final inventory counts. Excluding the contingent consideration, the book value of the assets sold exceeded the proceeds by $5.5 million. Due to the proximity of the transactions to the original Rival acquisition date, the net loss on these transactions of $4.7 million was recorded as an increase to goodwill.

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During the first quarter of 2000, goodwill was decreased by $0.5 million to reflect contingent consideration received during the quarter, net of applicable costs and deferred taxes. Any additional contingent consideration received will also be recorded as a decrease to goodwill as the contingencies are resolved.

4.   RECAPITALIZATION

     On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock to THG in exchange for 2,750,741 shares of THG's common stock (ii) THG issued 4,718,579 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs,
     (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company's trade acceptances, including accrued interest, and (iv) THG redeemed 18,620,450 shares of its common stock held by Pentland for approximately $62.1 million. In connection with these transactions, THG issued $105.0 million of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27.5 million under a new line of credit facility.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the Company's results of operations and cash flows for the three months ended March 31, 1999 and 2000. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:


                                         December 31, 1999       March 31, 2000
                                         -----------------       --------------
     Finished goods                        $ 61,154,000           $ 85,249,000
     Raw materials and Work-in-process       50,405,000             47,686,000
                                           ------------           ------------
                                            111,559,000            132,935,000
     LIFO allowance                           1,101,000              1,051,000
                                           ------------           ------------
                                           $112,660,000           $133,986,000
                                           ============           ============

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   LONG-TERM DEBT

     Senior Subordinated Notes

     In connection with the recapitalization transactions described in Note 4 and the Rival acquisition described in Note 3, THG issued $105.0 million and $31.3 million, respectively, in senior subordinated notes, maturing on November 15, 2007 (the "Notes"). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

     The Notes are subordinated to the Company's other debt, including the Credit Facility (as described below) and capital leases. The Notes are guaranteed by THG's current and future domestic subsidiaries (see Note 12) on a full, unconditional and joint and several basis, but are otherwise unsecured.

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

     Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $140.0 million, six-year revolving credit facility. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

     Long term debt consists of the following:


     (in thousands)                                            December 31, 1999   March 31,2000
                                                               -----------------   -------------

     Credit Facility.........................................       $210,075          $185,163
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.2 million at December 31, 1999 and $1.1
       million at March 31, 2000.............................        135,085           135,110
                                                                    --------          --------
     Total debt..............................................        345,160           320,273
      Less current maturities................................          6,450             6,652
                                                                    --------          --------
      Long-term debt.........................................       $338,710          $313,621

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its agent bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at March 31, 2000 was 6.28%.

8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.


                                                                        Three months ended
     (in thousands)                                               March 31, 1999     March 31,2000
                                                                  --------------     -------------
     Net Earnings (loss)..........................................     $(1,353)          $ (2,303)
     Foreign currency translation adjustments.....................         (13)             ( 623)
                                                                       --------          --------

       Comprehensive income (loss)................................     $(1,366)          $ (2,926)

9.   BUSINESS SEGMENTS

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

     The Company manages its operations through four business segments: consumer durables, industrial and building supply (industrial), international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot (R) slow cookers, toasters, ice cream freezers, can openers, showerheads, massagers, electric space heaters and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products, which are considered one business segment due to the similar customer base and distribution channels. The industrial segment sells products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S. The international segment sells the Company's products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL.

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     For disclosure purposes the industrial segment and the international segment are combined into Other as neither segment comprises more than 10% of net sales individually. Summary financial information for each reportable segment for the three-month periods ended March 31, 2000 and 1999 is as follows (in thousands):


                                     Consumer                                                     Consolidated
                                     Durables       Far East         Other        Eliminations        Total
                                     --------       --------        -------       ------------    ------------
March 2000
----------
Net sales .......................   $100,438         $58,785        $11,804         $(54,859)       $ 116,168
Operating income(loss) ..........      1,629           6,275         (1,347)              30            6,587

March 1999
----------
Net sales .......................    $80,333         $32,530        $ 9,158         $(30,352)       $  91,669
Operating income(loss) ..........        270           4,673           (493)            (200)           4,250

     The following information is summarized by geographic area (in thousands):


                                                                                                Other        Consolidated
                                                                United States    Far East    International       Total
                                                                -------------    --------    -------------   ------------
Net sales:
  Three months ended March 31, 2000 ........................      $ 103,625       $ 3,926       $ 8,617        $116,168
  Three months ended March 31, 1999 ........................         83,767         2,178         5,724          91,669

Identifiable assets:
  March 31, 2000 ...........................................         35,214        22,935           857          59,006
  December 31, 1999 ........................................         35,991        20,264           527          56,782

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.  RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

12.  CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 7 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by THG's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"), or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, including its non-guarantor foreign subsidiaries), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL and Canada, the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 15 of the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1999 (IN THOUSANDS)


                                               GUARANTOR       NON-GUARANTOR
                                     PARENT   SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------  ------------     --------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......  $    192     $    795          $  5,660              --       $  6,647
  Accounts receivable, net........    47,610       77,636            17,018              --        142,264
  Inventories.....................    45,518       47,993            23,899       $  (4,750)       112,660
  Prepaid expenses and other
     current assets...............     2,154           45             1,798              --          3,997
  Deferred income taxes...........     5,134        5,748               995              --         11,877
  Income taxes receivable.........        --        7,852                --              --          7,852
  Due from affiliates.............   230,256           89            20,721        (251,066)            --
                                    --------      -------           -------        --------       --------
     Total current assets.........   330,864      140,158            70,091        (255,816)       285,297
                                     --------     --------           -------        --------       --------
Assets held for sale..............       701        1,733                --              --          2,434
Property and equipment, net.......     3,440       30,127            20,791             (10)        54,348
Goodwill, net....................         --       87,498             1,995              --         89,493
Deferred income taxes.............        --           --                --              --             --
Deposits and other assets.........    24,386        2,267               571          (2,300)        24,924
Investments in consolidated
  subsidiaries....................    40,898           --                --         (40,898)            --
                                    --------     --------           -------        --------       --------
                                    $400,289     $261,783          $ 93,448       $(299,024)      $456,496
                                    ========     ========           =======        ========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease
     obligations and other debt...  $     --     $     --          $    589              --       $    589
 Current portion of
     credit facility..............     6,450           --                --              --          6,450
 Accounts payable.................     5,395        1,335            22,003       $  (2,300)        26,433
 Accrued expenses.................    11,304       20,626             4,326              --         36,256
 Accrued income taxes.............    (2,518)       3,028             3,413              --          3,923
 Due to affiliates................     3,148      228,861            19,057        (251,066)            --
                                    --------     --------           -------        --------       --------
     Total current liabilities....    23,779      253,850            49,388        (253,366)        73,651
                                    --------     --------           -------        --------       --------
Credit facility...................   203,625           --                --              --        203,625
                                    --------     --------           -------        --------       --------
Long-term debt....................   135,085           --                --              --        135,085
                                    --------     --------           -------        --------       --------
Other long-term liabilities.......        --           --             4,054              --          4,054
                                    --------     --------           -------        --------       --------
Deferred income taxes.............        --        2,281                --              --          2,281
                                    --------     --------           -------        --------       --------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value...        20            2                --              (2)            20
  Common stock, $1 par value......        --           --               100            (100)            --
  Additional paid in capital......    67,915           --                --              --         67,915
  Accumulated other comprehensive
     income.......................       397           --               397            (397)           397
  Treasury stock..................   (62,058)          --                --              --        (62,058)
  Retained earnings...............    31,526        5,650            39,509         (45,159)        31,526
                                    --------     --------           -------        --------       --------
     Total stockholders' equity
       (deficit)..................    37,800        5,652            40,006         (45,658)        37,800
                                    --------     --------           -------        --------       --------
                                    $400,289     $261,783          $ 93,448       $(299,024)      $456,496
                                    ========     ========           =======        ========       ========

            CONSOLIDATING BALANCE SHEET MARCH 31, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......  $    102     $    699          $  2,117              --       $  2,918
  Accounts receivable, net........    50,065       43,510            13,408              --        106,983
  Inventories.....................    46,616       66,360            25,760       $  (4,750)       133,986
  Prepaid expenses and other
     current assets...............     2,362          146               570              --          3,078
  Deferred income taxes...........     5,300        6,352               214              --         11,866
  Income taxes receivable.........        --        7,852                --              --          7,852
  Due from affiliates.............   205,242           89            35,491        (240,822)            --
                                    --------     --------          --------       ---------       --------
     Total current assets.........   309,687      125,008            77,560        (245,572)       266,683
                                    --------     --------          --------       ---------       --------
Assets held for sale..............        --        1,733                --              --          1,733
Property and equipment, net.......     4,101       29,380            23,792              --         57,273
Goodwill, net.....................        --       86,355             1,942              --         88,297
Deferred income taxes.............        --           --                --              --             --
Deposits and other assets.........    23,497        2,277             2,948          (2,900)        25,822
Investments in consolidated
  subsidiaries....................    44,644           --                --         (44,644)            --
                                    --------     --------          --------       ---------       --------
                                    $381,929     $244,753          $106,242       $(293,116)      $439,808
                                    ========     ========          ========       =========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease
     obligations and other debt...  $     --     $     --          $    632              --       $    632
 Current portion of
     credit facility..............     6,652           --                --              --          6,652
 Accounts payable.................     2,403        8,446            30,526       $  (2,900)        38,475
 Accrued expenses.................    13,411       15,703             3,821              --         32,935
 Accrued income taxes.............    (1,485)       3,404             3,056              --          4,975
 Due to affiliates................    12,453      210,473            17,896        (240,822)            --
                                    --------     --------          --------       ---------       --------
     Total current liabilities....    33,434      238,026            55,931        (243,722)        83,669
                                    --------     --------          --------       ---------       --------
Credit facility...................   178,511           --                --              --        178,511
                                    --------     --------          --------       ---------       --------
Long-term debt....................   135,110           --                --              --        135,110
                                    --------     --------          --------       ---------       --------
Other long-term liabilities.......        --           --             5,066              --          5,066
                                    --------     --------          --------       ---------       --------
Deferred income taxes.............        --        2,578                --              --          2,578
                                    --------     --------          --------       ---------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value...        20            2                --              (2)            20
  Common stock, $1 par value......        --           --               100            (100)            --
  Additional paid in capital......    67,915           --                --              --         67,915
  Accumulated other comprehensive
     income.......................      (226)          --              (226)            226           (226)
  Treasury stock..................   (62,058)          --                --              --        (62,058)
  Retained earnings...............    29,223        4,147            45,371         (49,518)        29,223
                                    --------     --------          --------       ---------       --------
     Total stockholders' equity
       (deficit)..................    34,874        4,149            45,245         (49,394)        34,874
                                    --------     --------          --------       ---------       --------
                                    $381,929     $244,753          $106,242       $(293,116)      $439,808
                                    ========     ========          ========       =========       ========

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      GUARANTOR    NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                         --------   ------------   -------------    ------------  ------------
Net sales ............................... $48,063     $40,233         $33,725         $(30,352)      $91,669
Cost of goods sold ......................  38,274      29,881          26,745          (30,152)       64,748
                                          -------     -------         -------         --------       -------
  Gross profit ..........................   9,789      10,352           6,980             (200)       26,921
                                          -------     -------         -------         --------       -------
Operating expenses:
  Selling ...............................   6,498       6,252             422               --        13,172
  General and administrative ............   1,936       1,737           2,012               --         5,685
  Product development ...................   1,639         562              18               --         2,219
  Plant closing costs ...................      --       1,149              --               --         1,149
  Amortization of goodwill and other
    intangible assets ...................      --         446              --               --           446
                                          -------     -------         -------         --------       -------
    Total operating expenses ............  10,073      10,146           2,452               --        22,671
                                          -------     -------         -------         --------       -------
    Operating profit (loss) .............    (284)        206           4,528             (200)        4,250
                                          -------     -------         -------         --------       -------
Other (income) and expense:
  Interest and other
  (income) expense, net .................   6,596         (86)           (461)              --         6,049
                                          -------     -------         -------         --------       -------
Income (loss) before income taxes,
  equity in income of consolidated
  subsidiaries and  equity in
  earnings from joint venture ...........  (6,880)        292           4,989             (200)       (1,799)
Equity in earnings from  joint venture...     108          --              --               --           108
Income tax expense (benefit) ............    (747)        216             193               --          (338)
                                          -------     -------         -------         --------       -------

Income (loss) before equity in income of
  consolidated subsidiaries .............  (6,025)         76           4,796             (200)       (1,353)
Equity in income of
  consolidated subsidiaries .............   4,672          --              --           (4,672)           --
                                          -------     -------         -------         --------       -------

Net income (loss) ....................... $(1,353)    $    76         $ 4,796         $ (4,872)      $(1,353)
                                          =======     =======         =======         ========       =======


                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales.....................    $ 63,386      $ 40,239        $ 67,402        $ (54,859)       $116,168
Cost of goods sold............      48,139        31,524          56,030          (54,889)         80,804
                                  --------      --------        --------        ---------        --------
  Gross profit (loss).........      15,247         8,715          11,372               30          35,364
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling.....................       8,308         6,842           2,170               --          17,320
  General and
     administrative...........       2,307         2,426           3,113               --           7,846
  Product development.........       2,147           658              --               --           2,805
  Plant closing costs.........          --           144              --               --             144
  Amortization of goodwill and
     other intangible
     assets...................          --           646              16               --             662
                                  --------      --------        --------        ---------        --------
  Total operating expenses....      12,762        10,716           5,299               --          28,777
                                  --------      --------        --------        ---------        --------
  Operating profit (loss).....       2,485        (2,001)          6,073               30           6,587
                                  --------      --------        --------        ---------        --------
Other income and expense:
  Other (income) expense,
     net......................          (3)           98            (403)             --             (308)
  Interest and other expense,
     net......................       9,522           (51)             (9)             --            9,462
                                  --------      --------        --------        ---------        --------
     Total other (income)
       expense................       9,519            47            (412)             --            9,154
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture..........      (7,034)       (2,048)          6,485               30          (2,567)
Equity in earnings from joint
  venture.....................         143            --              --               --             143
Income tax expense
  (benefit)...................        (199)         (545)            623               --            (121)
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries................      (6,692)       (1,503)          5,862               30          (2,303)
Equity in income of
  consolidated subsidiaries...       4,389            --              --           (4,389)             --
                                  --------      --------        --------        ---------        --------
Net income (loss).............    $ (2,303)     $ (1,503)       $  5,862        $  (4,359)       $ (2,303)
                                  ========      ========        ========        =========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1999 AND 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               GUARANTOR    NON-GUARANTOR
                                                                  PARENT     SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED
                                                                ---------    ------------   -------------   ------------
THREE MONTHS ENDED MARCH 31, 1999

Net cash provided by operating activities .................     $  13,469      $  20,017      $  (5,315)     $  28,171
                                                                ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ...........      (279,546)            --             --       (279,546)
  Contribution in joint venture ...........................           (25)            --             --            (25)
  Distribution of earnings from joint venture .............           108             --             --            108
  Purchases of property and equipment .....................          (323)        (1,204)        (1,268)        (2,795)
                                                                ---------      ---------      ---------      ---------
                                                                 (279,786)        (1,204)        (1,268)      (282,258)
                                                                ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Net repayment of line of credit .........................       (10,000)            --             --        (10,000)
  Issuance of common stock ................................        50,400             --             --         50,400
  Borrowings of long-term debt,
  net of issuance costs ...................................        27,724             --             --         27,724
  Borrowings on credit facility,
  net of issuance costs ...................................       183,808             --             --        183,808
  Principal payments on capital lease obligations .........            --             --           (165)          (165)
  Other net activity with Parent ..........................        13,987        (18,813)         4,826             --
                                                                ---------      ---------      ---------      ---------
    Net cash used for financing activities ................       265,919        (18,813)         4,661        251,767
                                                                ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ...................            11             --             --             11
                                                                ---------      ---------      ---------      ---------

Net increase in cash and cash equivalents .................          (387)            --         (1,922)        (2,309)
Cash and cash equivalents, beginning of period ............         1,545             --          3,834          5,379
                                                                ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ..................     $   1,158      $      --      $   1,912      $   3,070
                                                                =========      =========      =========      =========

 THREE MONTHS ENDED MARCH 31, 2000

Net cash provided by operating activities .................     $ (14,034)     $  22,276      $  14,906      $  23,148
                                                                ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ...........            --             --             --             --
  Contribution in joint venture ...........................            --             --             --             --
  Distribution of earnings from joint venture .............           764             --             --            764
  Cash received from joint venture partner ................            --             --          1,124          1,124
  Proceeds from assets held for sale
    And business divestitures .............................           701          2,056             --          2,757
  Purchases of property and equipment .....................        (1,115)          (783)        (4,553)        (6,451)
                                                                ---------      ---------      ---------      ---------
                                                                      350          1,273         (3,429)        (1,806)
                                                                ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Net repayment of line of credit .........................            --             --             --             --
  Issuance of common stock ................................            --             --             --             --
  Borrowings (repayments) of long-term debt,
  net of issuance costs ...................................            --             --             --             --
  Borrowings on credit facility,
  net of issuance costs ...................................       (24,912)            --             --        (24,912)
  Principal payments on capital lease obligations .........            --             --            (69)           (69)
  Other net activity with Parent ..........................        38,506        (23,645)       (14,861)            --
                                                                ---------      ---------      ---------      ---------
    Net cash used for financing activities ................        13,594        (23,645)       (14,930)       (24,981)
                                                                ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ...................            --             --            (90)           (90)
                                                                ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ......           (90)           (96)        (3,543)        (3,729)
Cash and cash equivalents, beginning of period ............           192            795          5,660          6,647
                                                                ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ..................     $     102      $     699      $   2,117      $   2,918
                                                                =========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Holmes Group, Inc. formerly known as Holmes Products Corp., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment, small kitchen and personal care appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have the leading U.S. market share in each of these product categories. Our kitchen appliances include Crock-Pot(R) slow cookers, can openers, ice cream freezers and other similar small kitchen electric appliances where we hold a leading market share. Our personal care products include massagers and showerheads. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality, and presence and experience in the Far East.

Our products are sold under the Holmes(R), Rival(R), Crock-Pot(R) Pollenex(R), Bionaire(R), Patton(R), Family Care(R) and Titan(R) brand names. These products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drug store chains. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

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

On February 5, 1999 Holmes completed its acquisition of Rival. In connection with the acquisition, as described in Note 3 of the Company's Notes to Consolidated Financial Statements included herein, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and amended and restated our existing $100 million credit facility to have a total availability of $325 million. We also sold $50 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes' majority shareholder), and to members of management and certain other co-investors. The initial borrowings under the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival's then existing indebtedness, and pay the fees and expenses of the transaction.

Holmes had completed a recapitalization transaction in November 1997, in which it issued $105 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and entered into a $100 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock.

Accordingly, commencing in November 1997, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased our indebtedness and interest expense substantially.

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999

The financial statement amounts for the first quarter of fiscal 2000 set forth below include three months of Rival's operations, while (as required by purchase accounting) the financial statement amounts for the first quarter of fiscal 1999 include approximately two months of Rival's operations, from the acquisition on February 5, 1999 onward. We have also provided a number of full pro forma, three-month comparisons for the first quarter of fiscal 1999 that include Rival's comparable results from January 1, 1999 onward, which management believes to be a more meaningful comparison.

Net Sales. Net sales for the first quarter of fiscal 2000, which ended March 31, 2000, were $116.2 million compared to $91.7 million for the first quarter of fiscal 1999, which ended March 31, 1999, an increase of $24.5 million or 26.7%. Comparing the quarter ended March 31, 2000 to the pro forma quarter ended March 31, 1999 (including Rival's results for the full three month period of 1999) would result in an increase in net sales of approximately $2.1 million or 1.8%. Excluding the impact of the divested pump and industrial businesses, sales increased approximately $10.5 million or 10.3%. This increase was primarily due to increased sales of home environment products of approximately $12.0 million, with fan sales making up approximately two-thirds of the increase. International sales also increased by approximately $3.5 million in the first quarter of 2000 versus the first quarter of 1999, driven by sales Mexico and in the Far East due to increased sales in our motor joint venture with General Electric. Discounts and seasonal returns in the first quarter of 2000 also decreased and contributed to the net sales increase during the quarter. Partially offsetting these increases was a decrease in sales of kitchen electric products during the quarter of approximately $6.0 million, and a change in the treatment of returns which represented approximately $2.0 million in additional kitchen decrease. Sales for the divested businesses in the first quarter of 2000 were $3.2 million pursuant to a supply agreement with the buyers, which represented a decrease of approximately $8.4 million from the prior year pro forma.

Gross Profit. Gross profit for the first quarter of 2000 was $35.4 million compared to $26.9 million for the first quarter of 1999, an increase of $8.5 million or 31.6%. Compared to the pro forma three month period ended March 31, 1999, gross profit increased approximately $3.4 million to 30.4% of net sales for the first quarter 2000 from 28.0% of net sales in 1999. Adjusted for the divested businesses, gross profit was 31.3% of net sales for the first quarter of 2000 versus 27.9% of net sales for the pro forma first quarter of 1999. The increase was largely due to home environment volume, mix and increased warehouse sales, particularly from the West Coast. Margins on kitchen electrics were up slightly, and domestic manufacturing variances were down versus the comparable prior year period.

Selling Expenses. Selling expenses for the first quarter of 2000 were $17.3 million compared to $13.2 million for the first quarter of 1999, an increase of $4.1 million or 31.1%. As a percentage of net sales, selling expenses increased to 14.9% for the first quarter of 2000 from 14.4% for the first quarter of 1999. Comparing the first quarter 2000 selling expenses of $17.3 million to the selling expenses of $16.8 million for the full three months ended March 31, 1999 would result in an increase of approximately $.5 million for the quarter, or 3%. A component of the increase was increased shipping costs due to fuel surcharges by truckers. Shipping costs also increased as a result of logistics planning decisions on shipping points, with some offsetting benefits to gross margins as a result of lower inbound freight costs.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2000 were $7.8 million compared to $5.7 million for the first quarter of 1999, an increase of $2.1 million or 36.8%. As a percentage of net sales, general and administrative expenses increased to 6.8% for the first quarter of 2000 from 6.2% for the first quarter of 1999. For the full three months ended March 31, 1999 general and administrative expenses were approximately $6.7 million, or 5.9%. Approximately two thirds of the increase in general and administrative expense was directly attributable to the Far East operations to support the increased production and sourcing demands of the combined businesses as well as the growth of the GE joint venture. Integration costs related to the Rival acquisition included in general and administrative expenses were approximately $.6 million for the first quarter of 2000 and approximately $.7 million for the first quarter of 1999.

Product Development Expenses. Product development expenses for the first quarter of 2000 were $2.8 million compared to $2.2 million for the first quarter of 1999, an increase of $.6 million or 27.3%. Product development expenses for the full three months ended March 31, 1999 were also approximately $2.2 million. The increased expenditures in 2000 relate to the development of a number of new products in the home environment and kitchen product lines.

Plant Closing Costs. We recorded $0.1 million in plant closing costs in the first quarter associated with the closing of the Fayetteville plant. The Fayetteville plant was sold subsequent to March 31, 2000.

Interest and Other Expense, Net. Interest and other expense, net for the first quarter of 2000 was $9.2 million compared to $6.0 million for the first quarter of 1999, an increase of $3.2 million or 53.3%. The increase in interest expense was primarily due to one additional month of Rival related acquisition debt during the first quarter of 2000. Other expense (income) was primarily miscellaneous income from the sale of scrap and approximated $.3 million in each of the quarters ending March 31, 2000 and 1999.

Income Tax Expense (Benefit). The income tax benefit decreased to $0.1 million for the three months ended March 31, 2000 from $0.3 million for the three months ended March 31, 1999. This reduction was due to the Company using a 5% effective world wide tax rate for 2000 versus a 20% rate for 1999. This was due to the losses experienced in the U.S. creating benefits at higher rates than the foreign income taxed at lower rates.

Equity in Earnings from Joint Venture. The equity in earnings from our joint venture with General Electric rose to $143,000 for the first quarter of 2000 versus $108,000 for the first quarter of 1999 due to increased shipments of motors from our factory in the Far East.

Net Income. As a result of the foregoing factors, our net loss for the first quarter of 2000 was $2.3 million, compared to a net loss of $1.4 million in the first quarter of 1999.

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

Cash provided by operations for the three months ended March 31, 1999 and 2000 was $28.2 million and $23.1 million, respectively. Cash provided by operations in the first quarter of 2000 primarily reflected a $34.7 million decrease in accounts receivable levels as heavy cash collection activity typically follows the seasonally higher sales activity during the fourth quarter of the fiscal year. To a lesser extent, the decrease was due to an increase in shipments to customers from our manufacturing facilities in the Far East, which are generally paid on faster terms than shipments from the Company's U.S. warehouses. Accounts payable levels also increased approximately $12.0 million in the first quarter of 2000, due to increased production in our manufacturing facilities in the Far East. These increases were offset by an increase in inventory of approximately $21.6 million.

Cash used for investing for the three months ended March 31, 1999 and 2000 was $282.3 million (reflecting the Rival acquisition) and $1.8 million, respectively. Cash used for investing in the first quarter of 2000 reflected capital expenditures of approximately $6.5 million offset by additional proceeds from the sale of the sump and utility pump division and additional contingent consideration from the sale of the commercial and industrial division. The Company also received additional cash from its joint venture partner.

Cash provided by (used for) financing activities for the three months ended March 31, 1999 and 2000 was $251.8 million and $(25.0) million, respectively. Cash used for financing in the first quarter of 2000 reflected repayments of the credit facility using cash flows from operations. The cash provided by financing activities in the first quarter of 1999 reflected the issuance of debt associated with the Rival acquisition.

We issued $105.0 million of 97/8% Senior Subordinated Notes due November 2007 (the "Notes") in November 1997, and an additional $31.3 million of Notes in February, 1999. While we may repurchase Notes from time to time in open market or privately negotiated transactions, the Notes are not redeemable at our option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at our option, in whole or in part, at stated redemption prices. Annual interest payments on the notes are approximately $13.5 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all our senior debt, including borrowings under the Credit Facility. The Notes are guaranteed by our domestic subsidiaries but are otherwise unsecured.

We entered into the credit facility (the "Credit Facility") with a syndicate of banks in February, 1999. The Credit Facility amended and restated our prior $100.0 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $140.0 million, six-year revolving credit facility. The Credit Facility bears interest at a variable rate based on either the prime rate or LIBOR, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility and the Notes Indentures include certain financial and operating covenants which, among other things, restrict our ability to incur additional indebtedness, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon the future performance, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."

YEAR 2000

Over the past year, we developed and implemented plans to address possible Year 2000 exposures related to computer systems used by us and by third parties. We have not experienced any material Year 2000 problems subsequent to the date change on January 1, 2000.

The cost of Year 2000 modifications to our information technology systems was approximately $320,000 which was incurred in fiscal 1999. The majority of project costs, related to the purchase of hardware and software to meet both Year 2000 and company specific requirements, have been capitalized. All other remaining project costs will be expensed in 2000.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, our degree of leverage, our dependence on major customers and key personnel, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are discussed in our most recent Registration Statement on Form S-4 (File No. 333-77905), and from time to time in our reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


At March 31, 2000, the carrying value of our debt totaled $320.3 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At March 31, 2000, the Company had fixed rate debt of $135.2 million (including capital leases) and variable rate debt of $185.2 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $7.1 million. Based on the amounts of variable rate debt outstanding at December 31, 1999, the earnings and cash flows impact, net of taxes, for the next year resulting from a one percentage point increase in interest rates would be approximately $1.2 million, holding other variables constant.

In order to help hedge our interest rate exposure, effective May 7, 1999, we entered into an interest rate collar transaction agreement with our agent bank. This arrangement is described in Note 7 of Notes to Consolidated Financial Statements.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits:    27.1 Financial Data Schedule

          b.  Reports on Form 8-K:

              Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE HOLMES GROUP, INC.
                                           ------------------------------------
                                           Registrant

May 12, 2000                              By: /s/ Jordan A. Kahn
                                               --------------------------------
                                               Jordan A. Kahn, President,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

May 12, 2000                              By: /s/ Ira B. Morgenstern
                                               --------------------------------
                                               Ira B. Morgenstern,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)