Form 10-Q
period 2000-06-30
HOLMES GROUP INC
filed 2000-08-14
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                  YES [X]                    NO [ ]

                             THE HOLMES GROUP, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                         PAGE
PART I.  FINANCIAL INFORMATION                                             3

ITEM 1.  FINANCIAL STATEMENTS                                              3

            CONSOLIDATED BALANCE SHEET AT
            DECEMBER 31, 1999 AND JUNE 30, 2000 (UNAUDITED)                3

            CONSOLIDATED STATEMENT OF INCOME FOR
            THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND
            JUNE 30, 2000 (UNAUDITED)                                      4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            SIX MONTHS ENDED JUNE 30, 1999 AND
            JUNE 30, 2000 (UNAUDITED)                                      5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       25

PART II. OTHER INFORMATION                                                26

         SIGNATURES                                                       27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE HOLMES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)




                                                                                 DECEMBER 31,        JUNE 30,
                                                                                    1999         2000 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $  6,647           $  2,875
    Accounts receivable, net of allowance of $9,046 and $9,550 respectively         142,264            108,509
    Inventories                                                                     112,660            132,447
    Prepaid expenses and other current assets                                         3,997              3,253
    Deferred income taxes                                                            11,877             11,564
    Income taxes receivable                                                           7,852              4,252
                                                                                   --------           --------
      Total current assets                                                          285,297            262,900

    Assets held for sale                                                              2,434                137
    Property and equipment, net                                                      54,348             58,463
    Goodwill, net                                                                    89,493             87,192
    Deposits and other assets                                                         5,610              8,915
    Debt issuance costs, net                                                         19,314             16,777
    Deferred income taxes                                                                --              1,319
                                                                                   --------           --------
                                                                                   $456,496           $435,703
                                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations and other liabilities             $    589           $    662
    Current portion of credit facility                                                6,450              6,852
    Accounts payable                                                                 26,433             31,071
    Accrued expenses                                                                 36,256             26,349
    Accrued income taxes                                                              3,923              4,352
                                                                                   --------           --------
      Total current liabilities                                                      73,651             69,286


Credit facility                                                                     203,625            198,098
Long-term debt                                                                      135,085            135,134
Other long-term liabilities                                                           4,054              5,962
Deferred income taxes                                                                 2,281                 --

Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value.  Authorized 25,000,000 shares as of
      December 31, 1999 and June 30, 2000; issued and outstanding
      20,307,995 shares at December 31, 1999 and June 30, 2000                          20                  20
  Additional paid in capital                                                         67,915             67,915
  Accumulated other comprehensive income                                                397               (105)
  Treasury stock, at cost (18,620,450 shares)                                       (62,058)           (62,058)
  Retained earnings                                                                  31,526             21,451
                                                                                   --------           --------
      Total stockholders' equity                                                     37,800             27,223
                                                                                   --------           --------
                                                                                   $456,496           $435,703
                                                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements

                             THE HOLMES GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)





                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30, 1999     JUNE 30, 2000  JUNE 30, 1999     JUNE 30, 2000
Net sales                                                 $115,856         $124,524        $207,525        $240,692
Cost of goods sold                                          86,500           94,070         151,248         174,874
                                                          --------          -------         -------        --------
  Gross profit                                              29,356           30,454          56,277          65,818
                                                          --------          -------         -------        --------

Operating expenses:
  Selling                                                   15,092           17,529          28,264          34,849
  General and administrative                                 8,312            8,343          13,997          16,189
  Product development                                        2,439            2,706           4,658           5,511
  Plant closing costs                                        1,020              196           2,169             340
  Amortization of goodwill and other intangible assets         752              664           1,198           1,326
                                                          --------          -------         -------        --------
    Total operating expenses                                27,615           29,438          50,286          58,215
                                                          --------          -------         -------        --------

    Operating profit                                         1,741            1,016           5,991           7,603
                                                          --------          -------         -------        --------

Other income and expense:
  Interest and other expense, net                            6,845            9,392          12,894          18,546
                                                          --------          -------         -------        --------

Income (loss) before income taxes and equity in earnings
  from joint venture                                        (5,104)          (8,376)         (6,903)        (10,943)
Income tax expense (benefit)                                (1,021)            (411)         (1,359)           (532)
Equity in earnings from joint venture                          --               193             108             336
                                                          --------          -------         --------        -------
    Net income (loss)                                     $ (4,083)         $(7,772)        $(5,436)       $(10,075)
                                                          ========          =======-        ========        =======

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                        SIX MONTHS ENDED
                                                                                JUNE 30, 1999    JUNE 30, 2000
Cash flows from operating activities:
  Net income (loss)                                                               $  (5,436)        $ (10,075)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                     7,622             8,644
    Amortization of debt issuance costs and discounts                                 1,446             2,587
    Change in allowance for doubtful accounts                                           475               504
    Loss on disposal of assets                                                          (31)               --
    Deferred income taxes                                                               527               313

    Changes in operating assets and liabilities:
      Accounts receivable                                                            14,580            33,251
      Inventories                                                                    11,012           (19,787)
      Prepaid expenses and other current assets                                       1,091               744
      Deposits and other assets                                                        (727)           (5,290)
      Accounts payable                                                               (6,945)            4,638
      Accrued expenses                                                               (2,133)           (9,907)
      Accrued income taxes                                                           (1,510)              429
                                                                                  ---------         ---------
    Net cash provided by operating activities                                        19,971             6,051
                                                                                  ---------         ---------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                    (279,546)               --
  Contribution to joint venture                                                         (25)               --
  Proceeds from sale of assets held for sale and business divestitures                1,519             4,753
  Distribution of earnings from joint venture                                           108               907
  Purchases of property and equipment                                                (6,115)          (11,432)
  Cash received from joint venture partner, net                                          --             1,141
                                                                                  ---------         ---------
    Net cash used for investing activities                                         (284,059)           (4,631)
                                                                                  ---------         ---------
Cash flows from financing activities:
  Net repayment of line of credit                                                   (10,000)               --
  Issuance of common stock                                                           50,400                --
  Borrowings of long-term debt, net of issuance costs                                27,464                --
  Borrowings (repayment) of credit facility, net of issuance costs                  193,055            (5,125)
  Debt issuance costs                                                                  (350)               --
  Principal payments on capital lease obligations                                      (333)             (139)
                                                                                  ---------         ---------
    Net cash provided by (used for) financing activities                            260,236            (5,264)
                                                                                  ---------         ---------

Effect of exchange rate changes on cash                                                   1                72
                                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents                                 (3,851)           (3,772)
Cash and cash equivalents, beginning of period                                        5,379             6,647
                                                                                  ---------         ---------
Cash and cash equivalents, end of period                                          $   1,528         $   2,875
                                                                                  =========         =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                         $  12,334         $  16,123
   Cash paid for (refund of) income taxes                                         $    (118)        $    (504)


Non-cash transactions:
   During 1999 we issued 99,207 shares of common stock for the fair value of services received from a vendor totaling $500,000.

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.       NATURE OF BUSINESS

         The Holmes Group, Inc. ("THG"), formerly known as Holmes Products Corp., along with its wholly-owned subsidiary, The Rival Company ("Rival") and its subsidiaries, acquired on February 5, 1999, designs, develops, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances, personal care appliances, filters and accessories and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia.

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

2.       BASIS OF CONSOLIDATION

         The accompanying unaudited financial statements include the accounts of THG and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and Holmes Motor Corp. The accompanying unaudited financial statements also include the accounts of Rival's direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Building Products, Inc., Patton Electric Company, Inc., Patton Electric (Hong Kong) Limited, Rival Consumer Sales Corporation, The Holmes Group Canada Ltd., Rival de Mexico S.A. de C.V. and Waverly Products Company, Ltd. and HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd., Dongguan Holmes Products Ltd. and Dongguan Raider Motor Corp. Ltd. All significant inter-company balances and transactions have been eliminated.

         THG and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the "Company."

3.       ACQUISITION

         On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of Rival (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $90.8 million and is being amortized on a straight-line basis over 35 years.

         In connection with the acquisition, THG recorded a restructuring reserve of $6.4 million as an assumed liability in accordance with EITF 95-3,

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         "Recognition of Liabilities in Connection with a Purchase Business Combination."

         Management determined that certain restructuring actions would be required to effectively integrate the Rival operations into THG. These restructuring actions were comprised primarily of the elimination of certain overlapping positions within the management and support staff layers of the combined company, relocation of key home environment and kitchen electric personnel from Kansas City, MO to Milford, MA, consolidation of the Rival Hong Kong and Canadian offices into other existing local offices, and closure of the Warrensburg, MO manufacturing facility.

         These actions are estimated to result in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. As of June 30, 2000, 161 of these employees had been terminated. Severance for the remaining employees will be paid during the remainder of fiscal 2000 when the facility closures and office consolidations are completed.

         Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation was completed resulting in exit costs of $0.1 million. The Montreal, Canada closure was completed as of March 31, 2000 resulting in severance and relocation costs and exit costs of $0.2 million. Severance costs related to the Warrensburg closure were $0.3 million as of June 30, 2000 and are expected to be completed during the remainder of fiscal 2000.

     The reserve activity for fiscal 2000 is as follows (in thousands):

                                           Employee        Facility         Total
                                         Severance and     Exit and        Accrued
                                       Relocation Costs   Other Costs    Restructuring
                                       ----------------   -----------    --------------
     Restructuring accrual
      at February 5, 1999                    $5,864            $563        $6,427
     Cash payments made fiscal 1999          (1,647)           (136)       (1,783)
                                             ------            ----        ------
     Balance at December 31, 1999             4,217             427         4,644
     Cash payments made fiscal 2000          (1,793)             --        (1,793)
                                             ------            ----        ------
     Balance at June 30, 2000                $2,424            $427        $2,851


         Prior to the acquisition by THG, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities was closed during fiscal 1999. Two of the properties were sold in 1999 resulting in no gain or loss. Proceeds from the sales were $2,684,000 net of selling expenses. The final property was sold in April, 2000. Proceeds from this sale were $1,595,000 net of selling expenses. This transaction also resulted in no gain or loss. Additionally, non-recurring wind down costs incurred during the quarter relating to this facility have been included as plant closing costs in the consolidated statement of income for the three and six months ended June 30, 2000.

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         consideration, the book value of the assets sold exceeded the proceeds by $5.5 million. Due to the proximity of the transactions to the original Rival acquisition date, the net loss on these transactions of $4.7 million was recorded as an increase to goodwill.

         During the first half of 2000, goodwill was decreased by approximately $1.0 million to reflect contingent consideration received during the quarter, net of applicable costs and deferred taxes. Any additional contingent consideration received will also be recorded as a decrease to goodwill as the contingencies are resolved.

         The following unaudited pro forma data summarizes the Company's results of operations for the period indicated as if the acquisition had been completed as of the beginning of the period presented. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and additional amortization expense as a result of the goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 1999 or of future results of operations.

                                              SIX MONTHS ENDED
(IN THOUSANDS)                                  JUNE 30, 1999
--------------                                ----------------
                                                 (UNAUDITED)

Net sales................................         $229,870
Net earnings (loss)......................          (13,758)

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

5.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of June 30, 2000 and the Company's results of operations and cash flows for the three and six months ended June 30, 1999 and 2000. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.       INVENTORIES

         All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

                                         December 31, 1999        June 30, 2000
                                         -----------------       --------------
     Finished goods                        $ 61,154,000           $ 89,464,000
     Raw materials and Work-in-process       50,405,000             42,157,000
                                           ------------           ------------
                                            111,559,000            131,621,000
     LIFO allowance                           1,101,000                826,000
                                           ------------           ------------
                                           $112,660,000           $132,447,000

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

         THG can, at its option, redeem the Notes at any time after November 15, 2002, subject to a fixed schedule of redemption prices which decline from 104.9% to 100% of the face value. However, THG may redeem up to $43.3 million of the Notes prior to such date at a price of 109.875% of face value upon issuance of equity securities. Additionally, upon certain sales of stock or assets or a change of control of THG, THG must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

         The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility). The Notes contain certain limited cross-default provisions relating to the Credit Facility.

         Credit Facility

         The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $140.0 million, six-year revolving credit facility. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, on a portion of the facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures. Effective June 30, 2000, the Credit Facility was amended to revise the application of certain of the financial covenants and pricing terms to cure a default caused by costs and related impact from the purchase of a faulty component. There can be no assurance that there will not be covenant violations in the future.

         The Credit Facility and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Long term debt consists of the following:

     (in thousands)                                            December 31, 1999    June 30,2000
                                                               -----------------    -------------
     Credit Facility                                                $210,075          $204,950
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.2 million at December 31, 1999 and $1.1
       million at June 30, 2000                                      135,085           135,134
                                                                    --------          --------
     Total debt                                                      345,160           340,084
      Less current maturities                                          6,450             6,852
                                                                    --------          --------
      Long-term debt                                                $338,710          $333,232

         Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its agent bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at June 30, 2000 was 6.78%, therefore the Company will be due approximately $71,000 in the third quarter from the lending bank.

8.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                                        Three months ended
     (in thousands)                                               June 30, 1999      June 30,2000
                                                                  --------------     -------------
     Net Earnings (loss)                                               $(4,083)         $ (7,772)
     Foreign currency translation adjustments                               58               121
                                                                       --------         --------
       Comprehensive income (loss)                                     $(4,025)         $ (7,651)

                                                                          Six months ended
     (in thousands)                                               June 30, 1999      June 30,2000
                                                                  --------------     -------------
     Net Earnings (loss)                                               $(5,436)         $(10,075)
     Foreign currency translation adjustments                               45              (502)
                                                                       --------         --------
       Comprehensive income (loss)                                     $(5,391)         $(10,577)

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company manages its operations through three business segments: consumer durables, international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot(R) slow cookers, toasters, ice cream freezers, can openers, showerheads, massagers, electric space heaters and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products, which are considered one business segment due to the similar customer base and distribution channels. The international segment sells the Company's products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL. The industrial segment, the assets of which were divested in the fourth quarter of 1999, sold products including industrial fans and drum blowers, household ventilation, ceiling fans, door chimes and electric heaters to electrical and industrial wholesale distributors throughout the U.S.

         For disclosure purposes the divested industrial segment and the international segment are combined into Other as neither segment comprises more than 10% of net sales individually. Summary financial information for each reportable segment for the three and six month periods ended June 30, 2000 and 1999 are as follows (in thousands):


                                     Consumer                                                     Consolidated
THREE MONTHS ENDED                   Durables       Far East         Other        Eliminations        Total
                                     --------       --------        -------       ------------    ------------
June 30, 2000
----------
Net sales                           $110,663        $ 57,473        $10,401         $(54,013)       $ 124,524
Operating income(loss)                (1,132)          3,190         (1,072)              30            1,016

June 30, 1999
----------
Net sales                           $ 96,299        $ 35,894        $18,407         $(34,744)       $ 115,856
Operating income(loss)                 1,508           3,120         (2,017)            (870)           1,741

SIX MONTHS ENDED

June 30, 2000
----------
Net sales                           $211,101        $116,258        $22,205         $(108,872)      $ 240,692
Operating income(loss)                   497           9,465         (2,419)               60           7,603

June 30, 1999
----------
Net sales                           $176,632        $ 68,424        $27,565         $ (65,096)      $ 207,525
Operating income(loss)                 1,778           7,793         (2,510)           (1,070)          5,991

         The following information is summarized by geographic area (in thousands):


                                                                                               Other        Consolidated
                                                                United States   Far East    International       Total
                                                                -------------   --------    -------------   ------------
Net sales:
  Three months ended June 30, 2000                               $ 110,550       $ 3,460       $10,514        $124,524
  Three months ended June 30, 1999                                 107,778         1,150         6,928         115,856

  Six months ended June 30, 2000                                 $ 213,109       $ 7,386       $20,197        $240,692
  Six months ended June 30, 1999                                   189,331         3,328        14,866         207,525


Identifiable assets:
  June 30, 2000                                                     32,996        24,975           629          58,600
  December 31, 1999                                                 35,991        20,264           527          56,782


         Net sales are grouped based on the geographic origin of the transaction. The "Other International" area is comprised of sales of products in Europe, Mexico, Latin America and Canada.

         The Company's manufacturing entities in the Far East sell completed products to THG in the United States at intercompany transfer prices which reflect management's estimate of amounts which would be charged by an unrelated third party. These sales are eliminated in consolidation. The remaining Far East sales are to unrelated third parties.

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

12.      CONDENSED CONSOLIDATING INFORMATION

         The senior subordinated notes described in Note 7 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by THG's direct foreign subsidiary, HPFEL, HPFEL's six foreign subsidiaries or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method,
         (ii) Rival (on a consolidated basis following its acquisition by THG, including its domestic subsidiaries), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) the non-guarantor, foreign subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 15 of the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 1999 (IN THOUSANDS)




                                               GUARANTOR       NON-GUARANTOR
                                     PARENT   SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------  ------------     --------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents         $    192     $    795          $  5,660              --       $  6,647
  Accounts receivable, net            47,610       77,636            17,018              --        142,264
  Inventories                         45,518       47,993            23,899       $  (4,750)       112,660
  Prepaid expenses and other
     current assets                    2,154           45             1,798              --          3,997
  Deferred income taxes                5,134        5,748               995              --         11,877
  Income taxes receivable                 --        7,852                --              --          7,852
  Due from affiliates                230,256           89            20,721        (251,066)            --
                                    --------      -------           -------        --------       --------
     Total current assets            330,864      140,158            70,091        (255,816)       285,297
                                     --------     --------           -------        --------       --------
Assets held for sale                     701        1,733                --              --          2,434
Property and equipment, net            3,440       30,127            20,791             (10)        54,348
Goodwill, net                             --       87,498             1,995              --         89,493
Deferred income taxes                     --           --                --              --             --
Deposits and other assets             24,386        2,267               571          (2,300)        24,924
Investments in consolidated
  subsidiaries                        40,898           --                --         (40,898)            --
                                    --------     --------           -------        --------       --------
                                    $400,289     $261,783          $ 93,448       $(299,024)      $456,496
                                    ========     ========           =======        ========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease
     obligations and other debt     $     --     $     --          $    589              --       $    589
 Current portion of
     credit facility                   6,450           --                --              --          6,450
 Accounts payable                      5,395        1,335            22,003       $  (2,300)        26,433
 Accrued expenses                     11,304       20,626             4,326              --         36,256
 Accrued income taxes                 (2,518)       3,028             3,413              --          3,923
 Due to affiliates                     3,148      228,861            19,057        (251,066)            --
                                    --------     --------           -------        --------       --------
     Total current liabilities        23,779      253,850            49,388        (253,366)        73,651
                                    --------     --------           -------        --------       --------
Credit facility                      203,625           --                --              --        203,625
                                    --------     --------           -------        --------       --------
Long-term debt                       135,085           --                --              --        135,085
                                    --------     --------           -------        --------       --------
Other long-term liabilities               --           --             4,054              --          4,054
                                    --------     --------           -------        --------       --------
Deferred income taxes                     --        2,281                --              --          2,281
                                    --------     --------           -------        --------       --------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value           20            2                --              (2)            20
  Common stock, $1 par value              --           --               100            (100)            --
  Additional paid in capital          67,915           --                --              --         67,915
  Accumulated other comprehensive
     income                              397           --               397            (397)           397
  Treasury stock                     (62,058)          --                --              --        (62,058)
  Retained earnings                   31,526        5,650            39,509         (45,159)        31,526
                                    --------     --------           -------        --------       --------
     Total stockholders' equity
       (deficit)                      37,800        5,652            40,006         (45,658)        37,800
                                    --------     --------           -------        --------       --------
                                    $400,289     $261,783          $ 93,448       $(299,024)      $456,496
                                    ========     ========           =======        ========       ========

            CONSOLIDATING BALANCE SHEET JUNE 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents         $    376     $    561          $  1,938              --       $  2,875
  Accounts receivable, net            48,602       46,382            13,525              --        108,509
  Inventories                         47,083       62,220            27,894       $  (4,750)       132,447
  Prepaid expenses and other
     current assets                    2,622          143               488              --          3,253
  Deferred income taxes                5,300        6,055               209              --         11,564
  Income taxes receivable                 --        4,252                --              --          4,252
  Due from affiliates                217,093           89            35,280        (252,462)            --
                                    --------     --------          --------       ---------       --------
     Total current assets            321,076      119,702            79,334        (257,212)       262,900
                                    --------     --------          --------       ---------       --------
Assets held for sale                      --          137                --              --            137
Property and equipment, net            3,983       28,876            25,604              --         58,463
Goodwill, net                             --       85,305             1,887              --         87,192
Deferred income taxes                     --        1,319                --              --          1,319
Deposits and other assets             22,885        2,270             3,978          (3,441)        25,692
Investments in consolidated
  subsidiaries                        47,622           --                --         (47,622)            --
                                    --------     --------          --------       ---------       --------
                                    $395,566     $237,609          $110,803       $(308,275)      $435,703
                                    ========     ========          ========       =========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease
     obligations and other debt     $     --     $     --          $    662              --       $    662
 Current portion of
     credit facility                   6,852           --                --              --          6,852
 Accounts payable                      6,048          727            27,737       $  (3,441)        31,071
 Accrued expenses                      9,763       12,923             3,663              --         26,349
 Accrued income taxes                 (2,463)       3,834             2,981              --          4,352
 Due to affiliates                    14,911      216,277            21,274        (252,462)            --
                                    --------     --------          --------       ---------       --------
     Total current liabilities        35,111      233,761            56,317        (255,903)        69,286
                                    --------     --------          --------       ---------       --------
Credit facility                      198,098           --                --              --        198,098
                                    --------     --------          --------       ---------       --------
Long-term debt                       135,134           --                --              --        135,134
                                    --------     --------          --------       ---------       --------
Other long-term liabilities               --           --             5,962              --          5,962
                                    --------     --------          --------       ---------       --------
Deferred income taxes                     --           --                --              --             --
                                    --------     --------          --------       ---------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value           20            2                --              (2)            20
  Common stock, $1 par value              --           --               100            (100)            --
  Additional paid in capital          67,915           --                --              --         67,915
  Accumulated other comprehensive
     income                             (105)          --              (105)            105           (105)
  Treasury stock                     (62,058)          --                --              --        (62,058)
  Retained earnings                   21,451        3,846            48,529         (52,375)        21,451
                                    --------     --------          --------       ---------       --------
     Total stockholders' equity
       (deficit)                      27,223        3,848            48,524         (52,372)        27,223
                                    --------     --------          --------       ---------       --------
                                    $395,566     $237,609          $110,803       $(308,275)      $435,703
                                    ========     ========          ========       =========       ========

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)




                                                      GUARANTOR    NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                         --------   ------------   -------------    ------------  ------------
Net sales                                 $41,730     $58,396         $50,474         $(34,744)      $115,856
Cost of goods sold                         32,459      45,457          42,458          (33,874)        86,500
                                          -------     -------         -------         --------        -------
  Gross profit                              9,271      12,939           8,016             (870)        29,356
                                          -------     -------         -------         --------        -------
Operating expenses:
  Selling                                   4,834       8,054           2,204               --         15,092
  General and administrative                2,673       2,329           3,310               --          8,312
  Product development                       1,690         767             (18)              --          2,439
  Plant closing costs                          --       1,020              --               --          1,020
  Amortization of goodwill and other
    intangible assets                          --         722              30               --            752
                                          -------     -------         -------         --------        -------
    Total operating expenses                9,197      12,892           5,526               --         27,615
                                          -------     -------         -------         --------        -------
    Operating profit (loss)                    74          47           2,490             (870)         1,741
                                          -------     -------         -------         --------        -------
Other (income) and expense:
  Interest and other
  (income) expense, net                     9,112      (1,340)           (927)              --          6,845
                                          -------     -------         -------         --------        -------
Income (loss) before income taxes,
  equity in income of consolidated
  subsidiaries and  equity in
  earnings from joint venture              (9,038)      1,387           3,417             (870)        (5,104)
Equity in earnings from  joint venture         --          --              --               --             --
Income tax expense (benefit)               (1,753)        694              38               --         (1,021)
                                          -------     -------         -------         --------        -------

Income (loss) before equity in income of
  consolidated subsidiaries                (7,285)        693           3,379             (870)        (4,083)
Equity in income of
  consolidated subsidiaries                 3,202          --              --           (3,202)            --
                                          -------     -------         -------         --------        -------

Net income (loss)                         $(4,083)    $   693         $ 3,379         $ (4,072)       $(4,083)
                                          =======     =======         =======         ========        =======

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales                         $ 58,091      $ 53,150        $ 67,296        $ (54,013)       $124,524
Cost of goods sold                  48,669        40,614          58,830          (54,043)         94,070
                                  --------      --------        --------        ---------        --------
  Gross profit (loss)                9,422        12,536           8,466               30          30,454
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling                            6,418         8,875           2,236               --          17,529
  General and
     administrative                  3,346         2,124           2,873               --           8,343
  Product development                2,163           543              --               --           2,706
  Plant closing costs                   --           196              --               --             196
  Amortization of goodwill and
     other intangible
     assets                             --           650              14               --             664
                                  --------      --------        --------        ---------        --------
  Total operating expenses          11,927        12,388           5,123               --          29,438
                                  --------      --------        --------        ---------        --------
  Operating profit (loss)           (2,505)          148           3,343               30           1,016
                                  --------      --------        --------        ---------        --------
Other income and expense:
  Interest and other
   (income) expense, net             9,326           (11)             77               --           9,392
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture               (11,831)          159           3,266               30          (8,376)
Equity in earnings from joint
  venture                              193            --              --               --             193
Income tax expense
  (benefit)                           (979)          460             108               --            (411)
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries                     (10,659)         (301)          3,158               30          (7,772)
Equity in income of
  consolidated subsidiaries          2,887            --              --           (2,887)             --
                                  --------      --------        --------        ---------        --------
Net income (loss)                 $ (7,772)     $   (301)       $  3,158        $  (2,857)       $ (7,772)
                                  ========      ========        ========        =========        ========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)


                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales                         $ 89,793      $ 98,629        $ 84,199        $ (65,096)       $207,525
Cost of goods sold                  70,733        75,338          69,203          (64,026)        151,248
                                  --------      --------        --------        ---------        --------
  Gross profit (loss)               19,060        23,291          14,996           (1,070)         56,277
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling                           11,332        14,306           2,626               --          28,264
  General and
     administrative                  4,609         4,066           5,322               --          13,997
  Product development                3,329         1,329              --               --           4,658
  Plant closing costs                   --         2,169              --               --           2,169
  Amortization of goodwill and
     other intangible
     assets                             --         1,168              30               --           1,198
                                  --------      --------        --------        ---------        --------
  Total operating expenses          19,270        23,038           7,978               --          50,286
                                  --------      --------        --------        ---------        --------
  Operating profit (loss)             (210)          253           7,018           (1,070)          5,991
                                  --------      --------        --------        ---------        --------
Other income and expense:
    Interest and other (income)
     expense, net                   15,708        (1,426)         (1,388)             --           12,894
                                  --------      --------        --------        ---------        --------

Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture               (15,918)        1,679           8,406           (1,070)         (6,903)
Equity in earnings from joint
  venture                              108            --              --               --             108
Income tax expense
  (benefit)                         (2,500)          910             231               --          (1,359)
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries                     (13,310)          769           8,175           (1,070)         (5,436)
Equity in income of
  consolidated subsidiaries          7,874            --              --           (7,874)             --
                                  --------      --------        --------        ---------        --------
Net income (loss)                 $ (5,436)     $    769       $   8,175        $  (8,944)       $ (5,436)
                                  ========      ========        ========        =========        ========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)




                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales                         $121,477      $ 93,389        $134,698        $(108,872)       $240,692
Cost of goods sold                  96,808        72,138         114,860         (108,932)        174,874
                                  --------      --------        --------        ---------        --------
  Gross profit (loss)               24,669        21,251          19,838               60          65,818
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling                           14,726        15,717           4,406               --          34,849
  General and
     administrative                  5,653         4,550           5,986               --          16,189
  Product development                4,310         1,201              --               --           5,511
  Plant closing costs                   --           340              --               --             340
  Amortization of goodwill and
     other intangible
     assets                             --         1,296              30               --           1,326
                                  --------      --------        --------        ---------        --------
  Total operating expenses          24,689        23,104          10,422               --          58,215
                                  --------      --------        --------        ---------        --------
  Operating profit (loss)              (20)       (1,853)          9,416               60           7,603
                                  --------      --------        --------        ---------        --------
Other income and expense:
  Interest and other
   (income) expense, net            18,845            36            (335)             --           18,546
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture               (18,865)       (1,889)          9,751               60         (10,943)
Equity in earnings from joint
  venture                              336            --              --               --             336
Income tax expense
  (benefit)                         (1,178)          (85)            731               --            (532)
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries                     (17,351)       (1,804)          9,020               60         (10,075)
Equity in income of
  consolidated subsidiaries          7,276            --              --           (7,276)             --
                                  --------      --------        --------        ---------        --------
Net income (loss)                 $(10,075)     $ (1,804)       $  9,020        $  (7,216)       $(10,075)
                                  ========      ========        ========        =========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1999 AND 2000 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                     GUARANTOR       NON-GUARANTOR
                                                                     PARENT         SUBSIDIARIES      SUBSIDIARIES      CONSOLIDATED
                                                                     ------         ------------      ------------      ------------
SIX MONTHS ENDED JUNE 30, 1999

Net cash provided by operating activities ..................        $ (15,898)        $  29,616         $   6,253         $  19,971
                                                                    ---------         ---------         ---------         ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ............         (279,546)               --                --          (279,546)
  Contribution in joint venture ............................              (25)               --                --               (25)
  Proceeds from assets held for sale .......................               --             1,519                --             1,519
  Distribution of earnings from joint venture ..............              108                --                --               108
  Purchases of property and equipment ......................             (564)           (2,837)           (2,714)           (6,115)
                                                                    ---------         ---------         ---------         ---------
                                                                     (280,027)           (1,318)           (2,714)         (284,059)
                                                                    ---------         ---------         ---------         ---------
Cash flows from financing activities:
  Net repayment of line of credit ..........................          (10,000)               --                --           (10,000)
  Issuance of common stock .................................           50,400                --                --            50,400
  Borrowings of long-term debt,
  net of issuance costs ....................................           27,464                --                --            27,464
  Borrowings on credit facility,
  net of issuance costs ....................................          193,055                --                --           193,055
  Principal payments on capital lease obligations ..........               --                --              (333)             (333)
  Debt issuance costs ......................................             (350)               --                --              (350)
  Other net activity with Parent ...........................           33,834           (28,055)           (5,779)               --
                                                                    ---------         ---------         ---------         ---------
    Net cash used for financing activities .................          294,403           (28,055)           (6,112)          260,236
                                                                    ---------         ---------         ---------         ---------

Effect of exchange rate changes on cash ....................               25                --               (24)                1
                                                                    ---------         ---------         ---------         ---------

Net increase in cash and cash equivalents ..................           (1,497)              243            (2,597)           (3,851)
Cash and cash equivalents, beginning of period .............            1,545              (473)            4,307             5,379
                                                                    ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period ...................        $      48         $    (230)        $   1,710         $   1,528
                                                                    =========         =========         =========         =========

 SIX MONTHS ENDED JUNE 30, 2000

Net cash provided by operating activities ..................        $ (21,875)        $   9,152         $  18,774         $   6,051
                                                                    ---------         ---------         ---------         ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ............               --                --                --                --
  Contribution in joint venture ............................               --                --                --                --
  Distribution of earnings from joint venture ..............              907                --                --               907
  Cash received from joint venture partner .................               --                --             1,141             1,141
  Proceeds from assets held for sale
    And business divestitures ..............................              701             4,052                --             4,753
  Purchases of property and equipment ......................           (1,467)           (1,660)           (8,305)          (11,432)
                                                                    ---------         ---------         ---------         ---------
                                                                          141             2,392            (7,164)           (4,631)
                                                                    ---------         ---------         ---------         ---------
Cash flows from financing activities:
  Net repayment of line of credit ..........................               --                --                --                --
  Issuance of common stock .................................               --                --                --                --
  Borrowings (repayments) of long-term debt,
  net of issuance costs ....................................               --                --                --                --
  Borrowings on credit facility,
  net of issuance costs ....................................           (5,125)               --                --            (5,125)
  Principal payments on capital lease obligations ..........               --                --              (139)             (139)
  Other net activity with Parent ...........................           27,043           (11,778)          (15,265)               --
                                                                    ---------         ---------         ---------         ---------
    Net cash used for financing activities .................           21,918           (11,778)          (15,404)           (5,264)
                                                                    ---------         ---------         ---------         ---------

Effect of exchange rate changes on cash ....................               --                --                72                72
                                                                    ---------         ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents .......              184              (234)           (3,722)           (3,772)
Cash and cash equivalents, beginning of period .............              192               795             5,660             6,647
                                                                    ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period ...................        $     376         $     561         $   1,938         $   2,875
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

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Net Sales. Net sales for the second quarter of fiscal 2000, which ended June 30, 2000, were $124.5 million compared to $115.9 million for the second quarter of fiscal 1999, which ended June 30, 1999, an increase of $8.6 million or 7.4%. Excluding the impact of the divested pump and industrial businesses, sales increased approximately $23.1 million or 23.0% during the second quarter of 2000 versus 1999. The increase was primarily due to increased shipments of home environment products of approximately $22.5 million. Fan shipments were up approximately 17% and heater and humidifier shipments increased in part because several of our larger customers took shipments earlier than in 1999. International sales also increased by approximately $5.9 million in the second quarter of 2000 versus the second quarter of 1999, driven by sales in Mexico and in the Far East due to increased sales in our motor joint venture with General Electric. Partially offsetting these increases was a decrease in shipments of kitchen electric products during the quarter of approximately $5.3 million. Sales for the divested businesses in the second quarter of 2000 were $0.8 million pursuant to a supply agreement with the buyers, which represented a decrease of approximately $14.5 million from the prior period.

Gross Profit. Gross profit for the second quarter of 2000 was $30.5 million compared to $29.4 million for the second quarter of 1999, an increase of $1.1 million or 3.7%. Gross profit for the three months ended June 30, 2000 included costs and related impact of approximately $2.1 million related to the purchase of a faulty component. Adjusting for the divested businesses, the impact of the faulty component and the amortization of acquired profit in inventory in 1999 would result in gross profit of approximately $32.6 million or 26.2% of net sales and approximately $27.0 million or 26.8% of net sales for the three months ended June 30, 2000 and 1999, respectively. The increase was primarily due to home environment and international volumes partially offset by the kitchen shortfall.

Selling Expenses. Selling expenses for the second quarter of 2000 were $17.5 million compared to $15.1 million for the second quarter of 1999, an increase of $2.4 million or 15.9%. As a percentage of net sales, selling expenses increased to 14.1% for the second quarter of 2000 from 13.0% for the second quarter of 1999. A component of the increase was increased shipping costs due to fuel surcharges by transportation companies. Shipping costs also increased as a result of logistics planning decisions on shipping points, with some offsetting benefits to gross margins as a result of lower inbound freight costs. Also, contributing to the increase was a buildup of our sales infrastructure to support sales in the future.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2000 and 1999 were both $8.3 million. As a percentage of net sales, general and administrative expenses decreased to 6.7% for the second quarter of 2000 from 7.2% for the second quarter of 1999 due to the increased sales volume in 2000. Integration costs related to the Rival acquisition included in general and administrative expenses were approximately $1.4 million for the second quarter of 2000 and approximately $1.3 million for the second quarter of 1999.

Product Development Expenses. Product development expenses for the second quarter of 2000 were $2.7 million compared to $2.4 million for the second quarter of 1999, an increase of $.3 million or 12.5%. The increased expenditures in 2000 relate to the development of a number of new products in the home environment and kitchen product lines.

Plant Closing Costs. We recorded $0.2 million in plant closing costs in the second quarter of 2000 associated with the closing of the Fayetteville, North Carolina and Warrensburg, Missouri plants. The Fayetteville plant was sold in April 2000.

Interest and Other Expense, Net. Interest and other expense, net for the second quarter of 2000 was $9.4 million compared to $6.9 million for the second quarter of 1999, an increase of $2.5 million or 36.2%. A portion of the increase in interest expense, approximately $0.6 million, was due to higher interest rates during the second quarter of 2000 versus 1999. Also, we were required to amortize to interest expense approximately $0.3 million of debt issuance costs when we reduced our outstanding credit facility from $170 million to $140 million in February 2000. Finally, during the second quarter of 1999 we recorded a legal settlement of $1.6 million arising out of a previous Rival acquisition, which reduced interest and other expense in 1999.

Income Tax Expense (Benefit). The income tax benefit decreased to $0.4 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999. This reduction was due to the Company using a 5% effective world wide tax rate for 2000 versus a 20% rate for 1999. This was due to the losses experienced in the U.S. creating benefits at higher rates than the foreign income taxed at lower rates.

Equity in Earnings from Joint Venture. The equity in earnings from our joint venture with General Electric rose to $193,000 for the second quarter of 2000 versus none for the second quarter of 1999 due to increased shipments of motors from our factory in the Far East.

Net Income (Loss). As a result of the foregoing factors, our net loss for the second quarter of 2000 was $7.8 million, compared to a net loss of $4.1 million in the second quarter of 1999.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

The financial statement amounts for the first half of fiscal 2000 set forth below include six months of Rival's operations, while (as required by purchase accounting) the financial statement amounts for the first half of fiscal 1999 include approximately five months of Rival's operations, from the acquisition on February 5, 1999 onward. We have also provided a number of pro forma, full six-month comparisons for the first half of fiscal 1999 that include Rival's comparable results from January 1, 1999 onward, which management believes to be a more meaningful comparison.

Net Sales. Net sales for the first half of fiscal 2000, which ended June 30, 2000, were $240.7 million compared to $207.5 million for the first half of fiscal 1999, which ended June 30, 1999, an increase of $33.2 million or 16.0%. Comparing the six months ended June 30, 2000 to the pro forma six months ended June 30, 1999 (including Rival's results for the full six month period of 1999) would result in an increase in net sales of approximately $10.8 million or 4.7%. Excluding the impact of the divested pump and industrial businesses, sales increased approximately $34.2 million or 16.9%. The increase was primarily due to increased shipments of home environment products of approximately $36.5 million. International shipments also increased by approximately $9.4 million in the first half of 2000 versus the first half of 1999, driven by sales in Mexico and in the Far East due to increased sales in our motor joint venture with General Electric. Partially offsetting these increases was a decrease in shipments of kitchen electric products during the six months of approximately $10.9 million. Sales for the divested businesses in the first half of 2000 were $4.5 million pursuant to a supply agreement with the buyers, which represented a decrease of approximately $23.4 million from the prior year pro forma.

Gross Profit. Gross profit for the first half of 2000 was $65.8 million compared to $56.3 million for the first half of 1999, an increase of $9.5 million or 16.9%. Compared to the pro forma six month period ended June 30, 1999, gross profit increased approximately $4.5 million to 27.3% of net sales for the first half of 2000 from 26.7% of net sales in 1999. The six month 2000 gross profit amount includes costs and related impact of approximately $3.1 million related to the purchase of a faulty component, as previously mentioned. Adjusting for the divested businesses, the impact of the faulty component and the amortization of acquired profit in inventory in 1999 would result in gross profit of approximately $68.9 million or 29.1% of net sales and approximately $54.9 million or 27.2% of net sales for the six months ended June 30, 2000 and 1999, respectively. The increase was primarily due to home environment volume and lower unfavorable variances, both of which were partially offset by the impact of lower kitchen electric volume.

Selling Expenses. Selling expenses for the first half of 2000 were $34.8 million compared to $28.3 million for the first half of 1999, an increase of $6.5 million or 22.9%. As a percentage of net sales, selling expenses increased to 14.5% for the first half of 2000 from 13.6% for the first half of 1999. Comparing the first half 2000 selling expenses of $34.8 million to the selling expenses of $31.9 million for the full six months ended June 30, 1999 would result in an increase of approximately $2.9 million for the six months, or 9.0%. A component of the increase was increased shipping costs due to fuel surcharges by transportation companies. Shipping costs also increased as a result of logistics planning decisions on shipping points, with some offsetting benefits to gross margins as a result of lower inbound freight costs. Also, there was an increase in advertising, packaging and other related sales tools expenses associated with developing and marketing our new and existing products.

General and Administrative Expenses. General and administrative expenses for the first half of 2000 were $16.2 million compared to $14.0 million for the first half of 1999, an increase of $2.2 million or 15.7%. As a percentage of net sales, general and administrative expenses decreased to 6.7% for the first half of 2000 from 6.8% for the first half of 1999. For the full six months ended June 30, 1999 general and administrative expenses were approximately $15.0 million, or 6.5% of pro forma net sales. Approximately $1.0 million of the increase in general and administrative expense was directly attributable to the Far East operations to support the increased production and sourcing demands of the combined businesses, as well as the growth of the GE joint venture. Integration costs related to the Rival acquisition included in general and administrative expenses were approximately $2.0 million for the first half of 2000 and approximately $2.0 million for the first half of 1999.

Product Development Expenses. Product development expenses for the first half of 2000 were $5.5 million compared to $4.7 million for the first half of 1999, an increase of $0.8 million or 17.0%. Product development expenses for the full six months ended June 30, 1999 were approximately $4.9 million. The increased expenditures in 2000 relate to the development of a number of new products in the home environment and kitchen product lines.

Plant Closing Costs. We recorded $0.3 million in plant closing costs in the first half of 2000 associated with the closing of the Fayetteville and Warrensburg plants.

Interest and Other Expense, Net. Interest and other expense, net for the first half of 2000 was $18.5 million compared to $12.9 million for the first half of 1999, an increase of $5.6 million or 43.4%. A portion of the increase in interest expense, approximately $2.8 million, was due to an additional month of borrowing in 2000 related to the Rival acquisition as well as higher interest rates during the first half of 2000 versus 1999 on the outstanding debt. Also, we wrote off to interest expense $0.9 million in debt issuance costs when we reduced the credit facility from $170.0 million to $140.0 million in February 2000. Finally, we recorded a legal settlement from a previous Rival acquisition in 1999 in the amount of $1.6 million.

Income Tax Expense (Benefit). The income tax benefit decreased to $0.5 million for the six months ended June 30, 2000 from $1.4 million for the six months ended June 30, 1999. This reduction was due to the Company using a 5% effective world wide tax rate for 2000 versus a 20% rate for 1999. This was due to the losses experienced in the U.S. creating benefits at higher rates than the foreign income taxed at lower rates.

Equity in Earnings from Joint Venture. The equity in earnings from our joint venture with General Electric rose to $336,000 for the first half of 2000 versus $108,000 for the first half of 1999 due to increased shipments of motors from our factory in the Far East.

Net Income (Loss). As a result of the foregoing factors, our net loss for the first half of 2000 was $10.1 million, compared to a net loss of $5.4 million in the first half of 1999.

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

Cash provided by operations for the six months ended June 30, 1999 and 2000 was $20.0 million and $6.1 million, respectively. Cash provided by operations in the first half of 2000 primarily reflected a $33.8 million decrease in accounts receivable levels as heavy cash collection activity typically follows the seasonally higher sales activity during the fourth quarter of the previous fiscal year. These decreases were offset by an increase in inventory of $19.8 million as inventory levels for domestic manufacturing are higher at this point in anticipation of the higher sales in the last half of the year.

Cash used for investing for the six months ended June 30, 1999 and 2000 was $284.1 million (reflecting the Rival acquisition) and $4.6 million, respectively. Cash used for investing in the first half of 2000 reflected capital expenditures of approximately $11.4 million offset by additional proceeds from the sale of the sump and utility pump division and additional contingent consideration from the sale of the commercial and industrial division. We also received $1.6 million from the sale of the Fayetteville facility. We also received additional cash contributions from our joint venture partner as part of their contribution towards joint venture capital equipment.

Cash provided by (used for) financing activities for the six months ended June 30, 1999 and 2000 was $260.2 million and $(5.3) million, respectively. Cash used for financing in the first half of 2000 reflected repayments of the Credit Facility using cash flows from operations. The cash provided by financing activities in the first half of 1999 reflected the issuance of debt associated with the Rival acquisition.

We issued $105.0 million of 9-7/8% Senior Subordinated Notes due November 2007 (the "Notes") in November 1997, and an additional $31.3 million of Notes in February, 1999. While we may repurchase Notes from time to time in open market or privately negotiated transactions, the Notes are not redeemable at our option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at our option, in whole or in part, at stated redemption prices. Annual interest payments on the Notes are approximately $13.5 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all our senior debt, including borrowings under the Credit Facility. The Notes are guaranteed by our domestic subsidiaries but are otherwise unsecured.

We entered into the Credit Facility with a syndicate of banks in February 1999. The Credit Facility amended and restated our prior $100.0 million credit facility. The Credit Facility consists of a six-year tranche A term loan of $40.0 million, an eight-year tranche B term loan of $85.0 million and a $140.0 million, six-year revolving credit facility. The Credit Facility bears interest at a variable rate based on either the prime rate or LIBOR, at our option, plus a margin which, on a portion of the facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets.

Effective June 30, 2000, the Credit Facility was amended to revise the application of certain of the financial covenants and pricing terms. Without this amendment, we would have been in default of one of the Credit Facility's financial ratio covenants as of June 30, 2000, due to costs and related impact from the purchase of a faulty component. There can be no assurance that there will not be covenant violations in the future.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation our degree of leverage, risks associated with a failure to comply with the covenants governing our indebtedness, our dependence on major customers and key personnel, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are discussed in our most recent Registration Statement on Form S-4 (File No. 333-77905), and from time to time in our reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


At June 30, 2000, the carrying value of our debt totaled $340.1 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At June 30, 2000, the Company had fixed rate debt of $135.1 million (including capital leases) and variable rate debt of $205.0 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.9 million. Based on the amounts of variable rate debt outstanding at June 30, 2000, the earnings and cash flows impact, net of taxes, for the next twelve months resulting from a one percentage point increase in interest rates would be approximately $2.0 million, holding other variables constant.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

We will hold a telephone conference call on Thursday, August 17, 2000 at 2 p.m., Eastern time, in order for investors and other stakeholders to hear management's views on our results of operations during the second quarter ended June 30, 2000, as well as our current financial position. If you are interested in participating in the call in listen-only mode, please fax the following information to Sandy LaBree, Executive Assistant, at 508-634-7942:

     -  Name of Participant(s)
     -  Company Affiliation
     -  Nature of Business
     -  Address
     -  Phone, Fax and E-mail

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits: 10.1 Form of Second Amendment to Amended and Restated Revolving
                      Credit and Term Loan Agreement dated as of June 30, 2000

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

                                           THE HOLMES GROUP, INC.

                                           ------------------------------------
                                           Registrant

August 14, 2000                              By: /s/ Jordan A. Kahn
                                             --------------------------------
                                               Jordan A. Kahn, President,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

August 14, 2000                              By: /s/ Ira B. Morgenstern
                                             --------------------------------
                                               Ira B. Morgenstern,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)