Form 10-Q
period 2000-09-30
HOLMES GROUP INC
filed 2000-11-20
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                  YES [X]                    NO [ ]

                             THE HOLMES GROUP, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS




                                                                         PAGE

PART I.  FINANCIAL INFORMATION                                             3

ITEM 1.  FINANCIAL STATEMENTS                                              3

            CONSOLIDATED BALANCE SHEET AT
            DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (UNAUDITED)           3

            CONSOLIDATED STATEMENT OF INCOME FOR
            THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
            SEPTEMBER 30, 2000 (UNAUDITED)                                 4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
            SEPTEMBER 30, 2000 (UNAUDITED)                                 5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       26

PART II. OTHER INFORMATION                                                27

         SIGNATURES                                                       28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             THE HOLMES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                 DECEMBER 31,        SEPTEMBER 30,
                                                                                    1999           2000 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $  6,647           $    641
    Accounts receivable, net of allowance of $9,046 and $6,876 respectively         142,264            113,398
    Inventories                                                                     112,660            161,208
    Prepaid expenses and other current assets                                         3,997              2,979
    Deferred income taxes                                                            11,877             11,562
    Income taxes receivable                                                           7,852                 --
                                                                                   --------           --------
      Total current assets                                                          285,297            289,788

    Assets held for sale                                                              2,434              1,534
    Property and equipment, net                                                      54,348             61,887
    Goodwill, net                                                                    89,493             86,604
    Deposits and other assets                                                         5,610              7,879
    Debt issuance costs, net                                                         19,314             15,958
    Deferred income taxes                                                                --              1,319
                                                                                   --------           --------
                                                                                   $456,496           $464,969
                                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations and other liabilities             $    589           $    651
    Current portion of credit facility                                                6,450              7,052
    Accounts payable                                                                 26,433             33,686
    Accrued expenses                                                                 36,256             29,642
    Accrued income taxes                                                              3,923              5,378
                                                                                   --------           --------
      Total current liabilities                                                      73,651             76,409


Credit facility                                                                     203,625            218,086
Long-term debt                                                                      135,085            135,160
Other long-term liabilities                                                           4,054              5,861
Deferred income taxes                                                                 2,281                 --

Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value.  Authorized 25,000,000 shares as of
      December 31, 1999 and September 30, 2000; issued and outstanding
      20,307,995 shares at December 31, 1999 and September 30, 2000                      20                 20
  Additional paid in capital                                                         67,915             67,915
  Accumulated other comprehensive income                                                397                508
  Treasury stock, at cost (18,620,450 shares)                                       (62,058)           (62,058)
  Retained earnings                                                                  31,526             23,068
                                                                                   --------           --------
      Total stockholders' equity                                                     37,800             29,453
                                                                                   --------           --------
                                                                                   $456,496           $464,969
                                                                                   ========           ========


The accompanying notes are an integral part of these consolidated financial statements

                             THE HOLMES GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     September 30, 1999  September 30, 2000  September 30, 1999  September 30, 2000

Net sales                                                 $ 134,270          $ 116,323          $ 341,795           $ 357,015
Cost of goods sold                                           94,465             75,747            245,713             250,621
                                                          ---------          ---------          ---------           ---------
  Gross profit                                               39,805             40,576             96,082             106,394
                                                          ---------          ---------          ---------           ---------
Operating expenses:
  Selling                                                    17,063             15,920             45,327              50,769
  General and administrative                                  7,602              7,556             21,599              23,745
  Product development                                         2,794              2,760              7,452               8,271
  Plant closing costs                                            --                 --              2,169                 340
  Amortization of goodwill and other intangible assets          742                665              1,940               1,991
                                                          ---------          ---------          ---------           ---------
    Total operating expenses                                 28,201             26,901             78,487              85,116
                                                          ---------          ---------          ---------           ---------

    Operating profit                                         11,604             13,675             17,595              21,278
                                                          ---------          ---------          ---------           ---------
Other income and expense:
  Interest and other expense, net                             8,625              9,164             21,564              27,710
                                                          ---------          ---------          ---------           ---------

Income (loss) before income taxes and equity in earnings
  from joint venture                                          2,979              4,511             (3,969)             (6,432)
Income tax expense (benefit)                                    600              3,169               (759)              2,637
Equity in earnings from joint venture                            --                275                108                 611
                                                          ---------          ---------          ---------           ---------
    Net income (loss)                                     $   2,379          $   1,617          $  (3,102)          $  (8,458)
                                                          =========          =========          =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
Cash flows from operating activities:
  Net income (loss)                                                               $  (3,102)        $  (8,458)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                    11,499            12,675
    Amortization of debt issuance costs and discounts                                 2,257             2,613
    Change in allowance for doubtful accounts                                           761            (2,170)
    Loss on disposal of assets                                                          (31)               --
    Deferred income taxes                                                               866            (3,285)

    Changes in operating assets and liabilities:
      Accounts receivable                                                             9,915            31,036
      Inventories                                                                     5,485           (48,548)
      Prepaid expenses and other current assets                                       2,020             8,870
      Deposits and other assets                                                        (391)           (3,243)
      Accounts payable                                                               (5,050)            7,253
      Accrued expenses                                                                2,237            (6,614)
      Accrued income taxes                                                           (1,475)            1,455
                                                                                  ---------         ---------
    Net cash provided by (used for) operating activities                             24,991            (8,416)
                                                                                  ---------         ---------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                    (279,546)               --
  Contribution to joint venture                                                         (25)               --
  Proceeds from sale of assets held for sale and business divestitures                2,684             4,753
  Distribution of earnings from joint venture                                           108             1,100
  Purchases of property and equipment                                               (11,449)          (19,621)
  Cash received from joint venture partner, net                                          --             1,141
                                                                                  ---------         ---------
    Net cash used for investing activities                                         (288,228)          (12,627)
                                                                                  ---------         ---------
Cash flows from financing activities:
  Net repayment of line of credit                                                   (10,000)               --
  Issuance of common stock                                                           50,400                --
  Borrowings of long-term debt, net of issuance costs                                27,390                --
  Borrowings (repayment) of credit facility, net of issuance costs                  191,843            15,063
  Debt issuance costs                                                                  (447)               --
  Principal payments on capital lease obligations                                      (504)             (139)
                                                                                  ---------         ---------
    Net cash provided by financing activities                                       258,682            14,924
                                                                                  ---------         ---------

Effect of exchange rate changes on cash                                                 (46)              113
                                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents                                 (4,601)           (6,006)
Cash and cash equivalents, beginning of period                                        5,379             6,647
                                                                                  ---------         ---------
Cash and cash equivalents, end of period                                          $     778         $     641
                                                                                  =========         =========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                         $  17,324         $  21,274
   Cash paid for (refund of) income taxes                                         $     203         $  (4,864)



Non-cash transactions:
   During 1999 we issued 99,207 shares of common stock for the fair value of services received from a vendor totaling $500,000.

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

     These actions are estimated to result in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. As of September 30, 2000, 190 of these employees had been terminated. Severance for the remaining employees will be paid during the remainder of fiscal 2000 and 2001 when the facility closures and office consolidations are completed.

     Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation was completed resulting in exit costs of $0.1 million. The Montreal, Canada closure was completed as of March 31, 2000 resulting in severance and relocation costs and exit costs of $0.2 million. Severance costs related to the Warrensburg closure were $0.3 million as of September 30, 2000. The estimated fair value of the Warrensburg facility has been reflected in the September 30, 2000 balance sheet as assets held for sale.

     The reserve activity for fiscal 2000 is as follows (in thousands):


                                        Employee       Facility       Total
                                      Severance and    Exit and      Accrued
                                    Relocation Costs  Other Costs  Restructuring
                                    ----------------  -----------  -------------
     Restructuring accrual
      at February 5, 1999                $5,864          $563        $6,427
     Cash payments made fiscal 1999      (1,647)         (136)       (1,783)
                                         ------          ----        ------
     Balance at December 31, 1999         4,217           427         4,644
     Cash payments made fiscal 2000      (2,275)           --        (2,275)
                                         ------          ----        ------
     Balance at September 30, 2000       $1,942          $427        $2,369

     Prior to the acquisition by THG, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities was closed during fiscal 1999. Two of the properties were sold in 1999 resulting in no gain or loss. Proceeds from the sales were $2,684,000 net of selling expenses. The final property was sold in April, 2000. Proceeds from this sale were $1,595,000 net of selling expenses. This transaction also resulted in no gain or loss. Additionally, non-recurring wind down costs incurred during the year relating to this facility have been included as plant closing costs in the consolidated statement of income for the nine months ended September 30, 2000.

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     During the first nine months of 2000, goodwill was decreased by approximately $1.0 million to reflect contingent consideration received, net of applicable costs and deferred taxes. Any additional contingent consideration received will also be recorded as a decrease to goodwill as the contingencies are resolved.

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

                                              NINE MONTHS ENDED
(IN THOUSANDS)                               SEPTEMBER 30, 1999
--------------                               ------------------
                                                 (UNAUDITED)
Net sales................................         $364,140
Net earnings (loss)......................         (11,424)

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the Company's results of operations and cash flows for the three and nine months ended September 30, 1999 and 2000. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

                                         December 31, 1999    September 30, 2000
                                         -----------------    ------------------

     Finished goods                        $ 61,154,000           $118,172,000
     Raw materials and Work-in-process       50,405,000             42,435,000
                                           ------------           ------------
                                            111,559,000            160,607,000
     LIFO allowance                           1,101,000                601,000
                                           ------------           ------------
                                           $112,660,000           $161,208,000

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility). The Notes contain certain limited cross-default provisions relating to the Credit Facility.

     Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consists of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $140.0 million revolving credit facility that matures February 5, 2005. The Credit Facility bears interest at variable rates based on either the prime rate or LIBOR, at the Company's option, plus a margin which, on a portion of the facility, varies depending upon certain financial ratios of the Company. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures. Effective June 30, 2000, the Credit Facility was amended to revise the application of certain of the financial covenants and pricing terms to cure a default caused by costs and related impact from the purchase of a faulty component. At September 30, 2000, the Company was in compliance with all its financial covenants. There can be no assurance that there will not be covenant violations in the future.

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

     Long term debt consists of the following:


     (in thousands)                                            December 31, 1999  September 30, 2000
                                                               -----------------  ------------------
     Credit Facility                                                $210,075          $225,138
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.2 million at December 31, 1999 and $1.1
       million at September 30, 2000                                 135,085           135,160
                                                                    --------          --------
     Total debt                                                      345,160           360,298
      Less current maturities                                          6,450             7,052
                                                                    --------          --------
      Long-term debt                                                $338,710          $353,246

     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its agent bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at September 30, 2000 was 6.66%, therefore the Company will be due approximately $40,000 in the fourth quarter from the lending bank.

8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                               Three months ended
     (in thousands)                                   September 30, 1999   September 30, 2000
                                                      ------------------   ------------------
     Net Earnings (loss)                                    $ 2,379            $ 1,617
     Foreign currency translation adjustments                    20                613
                                                            -------            -------
       Comprehensive income (loss)                          $ 2,399            $ 2,230

                                                               Nine months ended
     (in thousands)                                   September 30, 1999   September 30, 2000
                                                      ------------------   ------------------

      Net Earnings (loss)                                   $(3,102)           $(8,458)
      Foreign currency translation adjustments                   65                111
                                                            -------            -------
       Comprehensive income (loss)                          $(3,037)           $(8,347)



9.   INCOME TAXES

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against deferred tax assets for which there is a greater than fifty percent chance that the tax assets will not be realized. The Company has generated certain deferred tax assets as a result of net operating losses ("NOL") incurred in the United States. The period to use these NOLs is up to 20 years for tax purposes and THG believes these assets will be realized during this period. However, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization when there has been recent losses.

     Based on this guidance and our history of jurisdictional losses in the United States, mainly as a result of interest expense, we have provided a valuation allowance against NOL carryforwards of $9.2 million generated in Fiscal 2000. Our effective tax rate reflects the recognition of this valuation allowance.

10.  BUSINESS SEGMENTS

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     For disclosure purposes the divested industrial segment and the international segment are combined into Other as neither segment comprises more than 10% of net sales individually. Summary financial information for each reportable segment for the three and nine month periods ended September 30, 2000 and 1999 are as follows (in thousands):


                                     Consumer                                                     Consolidated
THREE MONTHS ENDED                   Durables       Far East         Other        Eliminations        Total
                                     --------       --------        -------       ------------    ------------
September 30, 2000
----------
Net sales                           $103,414        $ 70,380        $10,441        $ (67,912)       $ 116,323
Operating income (loss)                9,142           5,284           (532)            (219)          13,675

September 30, 1999
----------
Net sales                           $116,991        $ 52,723        $16,290        $ (51,734)       $ 134,270
Operating income (loss)                6,167           4,035            122            1,280           11,604

NINE MONTHS ENDED

September 30, 2000
----------
Net sales                           $314,515        $186,638        $32,646        $(176,784)       $ 357,015
Operating income (loss)                9,639          14,749         (2,951)            (159)          21,278

September 30, 1999
----------
Net sales                           $293,623        $121,147        $43,855        $(116,830)       $ 341,795
Operating income (loss)                7,945          11,828         (2,388)             210           17,595



   The following information is summarized by geographic area (in thousands):

                                                                                                Other         Consolidated
                                                                United States   Far East    International        Total
                                                                -------------   --------    -------------     ------------
Net sales:
  Three months ended September 30, 2000                          $ 103,591       $ 2,468       $10,264          $116,323
  Three months ended September 30, 1999                            125,639           989         7,642           134,270

  Nine months ended September 30, 2000                           $ 316,700       $ 9,854       $30,461          $357,015
  Nine months ended September 30, 1999                             314,061         4,317        23,417           341,795

Identifiable assets:
 September 30, 2000                                                 35,107        27,681           633            63,421
  December 31, 1999                                                 35,991        20,264           527            56,782


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


11.  CONTINGENCIES

     The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

12.  RECLASSIFICATIONS

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

13.  CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 7 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by THG's direct foreign subsidiary, HPFEL, HPFEL's six foreign subsidiaries or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, including its domestic subsidiaries), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) the non-guarantor, foreign subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in 1997. As further described in Note 15 of the Company's audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

                           CONSOLIDATING BALANCE SHEET
                        DECEMBER 31, 1999 (IN THOUSANDS)

                                               GUARANTOR       NON-GUARANTOR
                                     PARENT   SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------  ------------     --------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents         $    192     $    795           $ 5,660              --       $  6,647
  Accounts receivable, net            47,610       77,636            17,018              --        142,264
  Inventories                         45,518       47,993            23,899       $  (4,750)       112,660
  Prepaid expenses and other
     current assets                    2,154           45             1,798              --          3,997
  Deferred income taxes                5,134        5,748               995              --         11,877
  Income taxes receivable                 --        7,852                --              --          7,852
  Due from affiliates                230,256           89            20,721        (251,066)            --
                                    --------     --------           -------       ---------       --------
     Total current assets            330,864      140,158            70,091        (255,816)       285,297
                                    --------     --------           -------       ---------       --------
Assets held for sale                     701        1,733                --              --          2,434
Property and equipment, net            3,440       30,127            20,791             (10)        54,348
Goodwill, net                             --       87,498             1,995              --         89,493
Deferred income taxes                     --           --                --              --             --
Deposits and other assets             24,386        2,267               571          (2,300)        24,924
Investments in consolidated
  subsidiaries                        40,898           --                --         (40,898)            --
                                    --------     --------           -------       ---------       --------
                                    $400,289     $261,783           $93,448       $(299,024)      $456,496
                                    ========     ========           =======       =========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease
     obligations and other
     liabilities                    $     --     $     --           $   589              --       $    589
 Current portion of
     credit facility                   6,450           --                --              --          6,450
 Accounts payable                      5,395        1,335            22,003       $  (2,300)        26,433
 Accrued expenses                     11,304       20,626             4,326              --         36,256
 Accrued income taxes                 (2,518)       3,028             3,413              --          3,923
 Due to affiliates                     3,148      228,861            19,057        (251,066)            --
                                    --------     --------           -------       ---------       --------
     Total current liabilities        23,779      253,850            49,388        (253,366)        73,651
                                    --------     --------           -------       ---------       --------
Credit facility                      203,625           --                --              --        203,625
                                    --------     --------           -------       ---------       --------
Long-term debt                       135,085           --                --              --        135,085
                                    --------     --------           -------       ---------       --------
Other long-term liabilities               --           --             4,054              --          4,054
                                    --------     --------           -------       ---------       --------
Deferred income taxes                     --        2,281                --              --          2,281
                                    --------     --------           -------       ---------       --------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value           20            2                --              (2)            20
  Common stock, $1 par value              --           --               100            (100)            --
  Additional paid in capital          67,915           --                --              --         67,915
  Accumulated other comprehensive
     income                              397           --               397            (397)           397
  Treasury stock                     (62,058)          --                --              --        (62,058)
  Retained earnings                   31,526        5,650            39,509         (45,159)        31,526
                                    --------     --------           -------       ---------       --------
     Total stockholders' equity
       (deficit)                      37,800        5,652            40,006         (45,658)        37,800
                                    --------     --------           -------       ---------       --------
                                    $400,289     $261,783           $93,448       $(299,024)      $456,496
                                    ========     ========           =======       =========       ========

                           CONSOLIDATING BALANCE SHEET
                       SEPTEMBER 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                                GUARANTOR      NON-GUARANTOR
                                     PARENT    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                    --------   ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents         $   (809)    $     28          $  1,422              --       $    641
  Accounts receivable, net            47,454       50,942            15,002              --        113,398
  Inventories                         57,669       78,946            29,593       $  (5,000)       161,208
  Prepaid expenses and other
     current assets                    2,264          246               469              --          2,979
  Deferred income taxes                5,300        6,055               207              --         11,562
  Due from affiliates                226,981           89            42,209        (269,279)            --
                                    --------     --------          --------       ---------       --------
     Total current assets            338,859      136,306            88,902        (274,279)       289,788
                                    --------     --------          --------       ---------       --------
Assets held for sale                      --        1,534                --              --          1,534
Property and equipment, net            4,235       29,338            28,314              --         61,887
Goodwill, net                             --       84,656             1,948              --         86,604
Deferred income taxes                     --        1,319                --              --          1,319
Deposits and other assets             21,781        2,747             2,750          (3,441)        23,837
Investments in consolidated
  subsidiaries                        56,263           --                --         (56,263)            --
                                    --------     --------          --------       ---------       --------
                                    $421,138     $255,900          $121,914       $(333,983)      $464,969
                                    ========     ========          ========       =========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of capital lease
     obligations and other
     liabilities                    $     --     $     --          $    651              --       $    651
 Current portion of
     credit facility                   7,052           --                --              --          7,052
 Accounts payable                      3,844        4,563            28,720       $  (3,441)        33,686
 Accrued expenses                     14,098       10,088             5,456              --         29,642
 Accrued income taxes                  1,229        1,861             2,288              --          5,378
 Due to affiliates                    12,216      232,385            24,678        (269,279)            --
                                    --------     --------          --------       ---------       --------
     Total current liabilities        38,439      248,897            61,793        (272,720)        76,409
                                    --------     --------          --------       ---------       --------
Credit facility                      218,086           --                --              --        218,086
                                    --------     --------          --------       ---------       --------
Long-term debt                       135,160           --                --              --        135,160
                                    --------     --------          --------       ---------       --------
Other long-term liabilities               --           --             5,861              --          5,861
                                    --------     --------          --------       ---------       --------
Deferred income taxes                     --           --                --              --             --
                                    --------     --------          --------       ---------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value           20            2                --              (2)            20
  Common stock, $1 par value              --           --               100            (100)            --
  Additional paid in capital          67,915           --                --              --         67,915
  Accumulated other comprehensive
     income                              508           --               508            (508)           508
  Treasury stock                     (62,058)          --                --              --        (62,058)
  Retained earnings                   23,068        7,001            53,652         (60,653)        23,068
                                    --------     --------          --------       ---------       --------
     Total stockholders' equity
       (deficit)                      29,453        7,003            54,260         (61,263)        29,453
                                    --------     --------          --------       ---------       --------
                                    $421,138     $255,900          $121,914       $(333,983)      $464,969
                                    ========     ========          ========       =========       ========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR    NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   -------------    ------------   ------------
Net sales                                 $68,374     $57,265         $60,365         $(51,734)      $134,270
Cost of goods sold                         51,400      45,589          50,490          (53,014)        94,465
                                          -------     -------         -------         --------       --------
  Gross profit                             16,974      11,676           9,875            1,280         39,805
                                          -------     -------         -------         --------       --------
Operating expenses:
  Selling                                   6,705       8,678           1,680               --         17,063
  General and administrative                2,290       2,685           2,627               --          7,602
  Product development                       1,865         929              --               --          2,794
  Plant closing costs                          --          --              --               --             --
  Amortization of goodwill and other
    intangible assets                          --         724              18               --            742
                                          -------     -------         -------         --------       --------
    Total operating expenses               10,860      13,016           4,325               --         28,201
                                          -------     -------         -------         --------       --------
    Operating profit (loss)                 6,114      (1,340)          5,550            1,280         11,604
                                          -------     -------         -------         --------       --------
Other (income) and expense:
  Interest and other
  (income) expense, net                     9,147         206            (728)              --          8,625
                                          -------     -------         -------         --------       --------
Income (loss) before income taxes,
  equity in income of consolidated
  subsidiaries and equity in
  earnings from joint venture              (3,033)     (1,546)          6,278            1,280          2,979
Equity in earnings from joint venture         --          --              --               --             --
Income tax expense (benefit)                  256        (756)          1,100               --            600
                                          -------     -------         -------         --------       --------

Income (loss) before equity in income of
  consolidated subsidiaries                (3,289)       (790)          5,178            1,280          2,379
Equity in income of
  consolidated subsidiaries                 5,688          --              --           (5,688)            --
                                          -------     -------         -------         --------       --------

Net income (loss)                         $ 2,399     $  (790)        $ 5,178         $ (4,408)      $  2,379
                                          =======     =======         =======         ========       ========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)

                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales                         $ 55,350      $ 48,131        $ 80,754        $ (67,912)       $116,323
Cost of goods sold                  37,080        36,219          70,141          (67,693)         75,747
                                  --------      --------        --------        ---------        --------
  Gross profit (loss)               18,270        11,912          10,613             (219)         40,576
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling                            7,364         6,022           2,534               --          15,920
  General and
     administrative                  3,508         1,415           2,633               --           7,556
  Product development                2,208           552              --               --           2,760
  Plant closing costs                   --            --              --               --              --
  Amortization of goodwill and
     other intangible
     assets                             --           650              15               --             665
                                  --------      --------        --------        ---------        --------
  Total operating expenses          13,080         8,639           5,182               --          26,901
                                  --------      --------        --------        ---------        --------
  Operating profit (loss)            5,190         3,273           5,431             (219)         13,675
                                  --------      --------        --------        ---------        --------
Other (income) and expense:
  Interest and other
   (income) expense, net             9,706           118            (660)              --           9,164
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of consolidated subsidiaries
  and equity in earnings
  from joint venture                (4,516)        3,155           6,091             (219)          4,511
Equity in earnings from joint
  venture                              275            --              --               --             275
Income tax expense
  (benefit)                          2,640            --             529               --           3,169
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries                      (6,881)        3,155           5,562             (219)          1,617
Equity in income of
  consolidated subsidiaries          8,498            --              --           (8,498)             --
                                  --------      --------        --------        ---------        --------
Net income (loss)                 $  1,617      $  3,155        $  5,562        $  (8,717)       $  1,617
                                  ========      ========        ========        =========        ========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
                                   (UNAUDITED)



                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                  --------    ------------    -------------     ------------     ------------
                                                               (IN THOUSANDS)
Net sales                        $ 158,167     $ 155,894        $ 144,564        $ (116,830)       $341,795
Cost of goods sold                 122,133       120,927          119,693          (117,040)        245,713
                                 ---------     ---------        ---------        ----------        --------
  Gross profit (loss)               36,034        34,967           24,871               210          96,082
                                 ---------     ---------        ---------        ----------        --------
Operating expenses:
  Selling                           18,037        22,984            4,306                --          45,327
  General and
     administrative                  6,899         6,751            7,949                --          21,599
  Product development                5,194         2,258               --                --           7,452
  Plant closing costs                   --         2,169               --                --           2,169
  Amortization of goodwill and
     other intangible
     assets                             --         1,892               48                --           1,940
                                 ---------     ---------        ---------        ----------        --------
  Total operating expenses          30,130        36,054           12,303                --          78,487
                                 ---------     ---------        ---------        ----------        --------
  Operating profit (loss)            5,904        (1,087)          12,568               210          17,595
                                 ---------     ---------        ---------        ----------        --------
Other (income) and expense:
    Interest and other (income)
     expense, net                   24,855        (1,220)          (2,071)               --          21,564
                                 ---------     ---------        ---------        ----------        --------
Income (loss) before income
  taxes and equity in income
  of consolidated subsidiaries
  and equity in earnings
  from joint venture               (18,951)          133           14,639               210          (3,969)
Equity in earnings from joint
  venture                              108            --               --                --             108
Income tax expense
  (benefit)                         (2,244)          154            1,331                --            (759)
                                 ---------     ---------        ---------        ----------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries                     (16,599)          (21)          13,308               210          (3,102)
Equity in income of
  consolidated subsidiaries         13,562            --               --           (13,562)             --
                                 ---------     ---------        ---------        ----------        --------
Net income (loss)                $  (3,037)    $     (21)       $  13,308        $  (13,352)       $ (3,102)
                                 =========     =========        =========        ==========        ========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales                         $176,827      $141,520        $215,452        $(176,784)       $357,015
Cost of goods sold                 133,888       108,357         185,001         (176,625)        250,621
                                  --------      --------        --------        ---------        --------
  Gross profit (loss)               42,939        33,163          30,451             (159)        106,394
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling                           22,090        21,739           6,940               --          50,769
  General and
     administrative                  9,161         5,965           8,619               --          23,745
  Product development                6,518         1,753              --               --           8,271
  Plant closing costs                   --           340              --               --             340
  Amortization of goodwill and
     other intangible
     assets                             --         1,946              45               --           1,991
                                  --------      --------        --------        ---------        --------
  Total operating expenses          37,769        31,743          15,604               --          85,116
                                  --------      --------        --------        ---------        --------
  Operating profit (loss)            5,170         1,420          14,847             (159)         21,278
                                  --------      --------        --------        ---------        --------
Other (income) and expense:
  Interest and other
   (income) expense, net            28,551           154            (995)              --          27,710
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of consolidated subsidiaries
  and equity in earnings
  from joint venture               (23,381)        1,266          15,842             (159)         (6,432)
Equity in earnings from joint
  venture                              611            --              --               --             611
Income tax expense
  (benefit)                          1,462           (85)          1,260               --           2,637
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries                     (24,232)        1,351          14,582             (159)         (8,458)
Equity in income of
  consolidated subsidiaries         15,774            --              --          (15,774)             --
                                  --------      --------        --------        ---------        --------
Net income (loss)                 $ (8,458)     $  1,351        $ 14,582        $ (15,933)       $ (8,458)
                                  ========      ========        ========        =========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              GUARANTOR          NON-GUARANTOR
                                                             PARENT          SUBSIDIARIES        SUBSIDIARIES        CONSOLIDATED
                                                             ------          ------------        -------------       ------------
NINE MONTHS ENDED SEPTEMBER 30, 1999

Net cash provided by (used for) operating activities ...    $  (9,609)          $ 33,146           $   1,454           $  24,991
                                                            ---------           --------           ---------           ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ........     (279,546)                --                 --             (279,546)
  Contribution in joint venture ........................          (25)                --                 --                  (25)
  Proceeds from assets held for sale ...................           --              2,684                 --                2,684
  Distribution of earnings from joint venture ..........          108                 --                 --                  108
  Purchases of property and equipment ..................       (1,268)            (4,040)             (6,141)            (11,449)
                                                            ---------           --------           ---------           ---------
                                                             (280,731)            (1,356)             (6,141)           (288,228)
                                                            ---------           --------           ---------           ---------
Cash flows from financing activities:
  Net repayment of line of credit ......................      (10,000)                --                  --             (10,000)
  Issuance of common stock .............................       50,400                 --                  --              50,400
  Borrowings of long-term debt,
   net of issuance costs ...............................       27,390                 --                  --              27,390
  Borrowings on credit facility,
   net of issuance costs ...............................      191,843                 --                  --             191,843
  Principal payments on capital lease obligations ......           --                 --                (504)               (504)
  Debt issuance costs ..................................         (447)                --                  --                (447)
  Other net activity with Parent .......................       29,609            (33,034)              3,425                  --
                                                            ---------           --------           ---------           ---------
    Net cash provided by (used for) financing
     activities.........................................      288,795            (33,034)              2,921             258,682
                                                            ---------           --------           ---------           ---------

Effect of exchange rate changes on cash ................           --                 --                 (46)                (46)
                                                            ---------           --------           ---------           ---------

Net decrease in cash and cash equivalents ..............       (1,545)            (1,244)             (1,812)             (4,601)
Cash and cash equivalents, beginning of period .........        1,545               (473)              4,307               5,379
                                                            ---------           --------           ---------           ---------
Cash and cash equivalents, end of period ...............    $      --           $ (1,717)          $   2,495           $     778
                                                            =========           ========           =========           =========

 NINE MONTHS ENDED SEPTEMBER 30, 2000

Net cash provided by (used for) operating activities ...    $ (32,073)          $  2,416           $  21,241           $  (8,416)
                                                            ---------           --------           ---------           ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ........           --                 --                  --                  --
  Contribution in joint venture ........................           --                 --                  --                  --
  Distribution of earnings from joint venture ..........        1,100                 --                  --               1,100
  Cash received from joint venture partner .............           --                 --               1,141               1,141
  Proceeds from assets held for sale
    And business divestitures ..........................          701              4,052                  --               4,753
  Purchases of property and equipment ..................       (2,170)            (4,715)            (12,736)            (19,621)
                                                            ---------           --------           ---------           ---------
                                                                 (369)              (663)            (11,595)            (12,627)
                                                            ---------           --------           ---------           ---------
Cash flows from financing activities:
  Net repayment of line of credit ......................           --                 --                  --                  --
  Issuance of common stock .............................           --                 --                  --                  --
  Borrowings (repayments) of long-term debt,
   net of issuance costs ...............................           --                 --                  --                  --
  Borrowings on credit facility,
   net of issuance costs ...............................       15,063                 --                  --              15,063
  Principal payments on capital lease obligations ......         --                   --                (139)               (139)
  Other net activity with Parent .......................       16,378             (2,520)            (13,858)                 --
                                                            ---------           --------           ---------           ---------
    Net cash provided by (used for) financing
     activities.........................................       31,441             (2,520)            (13,997)             14,924
                                                            ---------           --------           ---------           ---------

Effect of exchange rate changes on cash ................           --                 --                 113                 113
                                                            ---------           --------           ---------           ---------

Net decrease in cash and cash equivalents ..............       (1,001)              (767)             (4,238)             (6,006)
Cash and cash equivalents, beginning of period .........          192                795               5,660               6,647
                                                            ---------           --------           ---------           ---------
Cash and cash equivalents, end of period ...............    $    (809)          $     28           $   1,422           $     641
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

On February 5, 1999 Holmes completed its acquisition of Rival. In connection with the acquisition, as described in Note 3 of the Notes to Consolidated Financial Statements included herein, we issued $31.3 million of additional senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and amended and restated our existing $100 million credit facility to have a total availability of $325 million. We also sold $50 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes' majority shareholder), and to members of management and certain other co-investors. The initial borrowings under the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival's then existing indebtedness, and pay the fees and expenses of the transaction.

Holmes had completed a recapitalization transaction in November 1997, in which we issued $105 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and entered into a $100 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder's common stock.

Accordingly, commencing in November 1997, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased our indebtedness and interest expense substantially.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
1999

Net Sales. Net sales for the third quarter of fiscal 2000, which ended September 30, 2000, were $116.3 million compared to $134.3 million for the third quarter of fiscal 1999, which ended September 30, 1999. Excluding the impact of the pump and industrial businesses, which were divested in the fourth quarter of 1999, sales decreased approximately $6.1 million or 5.0% during the third quarter of 2000 versus 1999. The decrease was primarily due to lower shipments of home environment products of approximately $8.3 million. Several of our larger customers took their initial shipments of heaters and humidifiers in June of 2000, thereby reducing third quarter sales of these products. International shipments increased by approximately $7.5 million in the third quarter of 2000 versus the third quarter of 1999, driven by sales in Mexico and in the Far East due to increased sales by our motor manufacturing joint venture with General Electric. Additionally, there was an increase in returns and allowances during the quarter of approximately $3.7 million mainly due to seasonal returns of fans associated with the cooler than normal temperatures during the summer. Kitchen shipments were also down approximately $1.3 million during the third quarter of 2000 versus 1999. Shipments for the divested businesses in the third quarter of 2000 were $0.1 million pursuant to a supply agreement with the buyers, which represented a decrease of approximately $11.8 million from the prior year.

Gross Profit. Gross profit for the third quarter of 2000 was $40.6 million compared to $39.8 million for the third quarter of 1999, an increase of $0.8 million or 2.0%. Adjusting for the divested businesses and the amortization of acquired profit in inventory in 1999 would result in gross profit of approximately $38.1 million or 31.1% of net sales for the three months ended September 30, 1999. The increase was primarily due to improved volume and efficiencies in our Far East operations, higher margins in certain home environment categories, increased international shipment volumes and reduced domestic variances, partially offset by increased warehousing costs.

Selling Expenses. Selling expenses for the third quarter of 2000 were $15.9 million compared to $17.1 million for the third quarter of 1999, a decrease of $1.2 million or 7.0%. As a percentage of net sales, selling expenses increased to 13.7% for the third quarter of 2000 from 12.7% for the third quarter of 1999. The primary cause of the expense decrease was the above mentioned decrease in sales volume during the third quarter of 2000, causing freight on sales and selling commissions to decline quarter to quarter. These were offset by an increase in co-operative advertising with several of our larger customers.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2000 and 1999 were both $7.6 million. As a percentage of net sales, general and administrative expenses increased to 6.5% for the third quarter of 2000 from 5.7% for the third quarter of 1999 due to the decreased sales volume in 2000. Integration costs related to the Rival acquisition included in general and administrative expenses were approximately $0.4 million for the third quarter of 2000 and approximately $1.3 million for the third quarter of 1999.

Product Development Expenses. Product development expenses for the third quarter of 2000 and 1999 were both $2.8 million. The Company's expenditures in 2000, which are in line with expenditures in 1999, relate to the development of a number of new products in the home environment and kitchen product lines.

Interest and Other Expense, Net. Interest and other expense, net for the third quarter of 2000 was $9.2 million compared to $8.6 million for the third quarter of 1999, an increase of $0.6 million or 7.0%. A portion of the increase in interest expense was due to higher interest rates during the third quarter of 2000 versus 1999. Also, our outstanding debt was higher during the third quarter of 2000 than 1999.

Income Tax Expense. Our income tax expense increased to $3.2 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999. We currently have losses in the United States that we may not be able to carry forward to offset income in other parts of the world taxed at lower rates, due to potential net operating loss carry forward limitations mainly caused by interest expense.

Equity in Earnings from Joint Venture. The equity in earnings from our joint venture with General Electric rose to $275,000 for the third quarter of 2000 versus none for the third quarter of 1999 due to increased shipments of motors from our factory in the Far East.

Net Income. As a result of the foregoing factors, our net income for the third quarter of 2000 was $1.6 million, compared to net income of $2.4 million in the third quarter of 1999.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The financial statement amounts for the first nine months of fiscal 2000 set forth below include nine months of Rival's operations, while (as required by purchase accounting) the financial statement amounts for the first nine months of fiscal 1999 include approximately eight months of Rival's operations, from the acquisition on February 5, 1999 onward. We have also provided a number of pro forma, full nine-month comparisons for the first nine months of fiscal 1999 that include Rival's comparable results from January 1, 1999 onward, which management believes to be a more meaningful comparison.

Net Sales. Net sales for the first nine months of fiscal 2000, which ended September 30, 2000, were $357.0 million compared to $341.8 million for the first nine months of fiscal 1999, which ended September 30, 1999, an increase of $15.2 million or 4.5%. Comparing the nine months ended September 30, 2000 to the pro forma nine months ended September 30, 1999 and excluding the impact of the divested pump and industrial businesses, sales increased approximately $28.0 million or 8.6%. The increase was primarily due to increased shipments of home environment products of approximately $28.2 million. International shipments also increased by approximately $17.1 million in the first nine months of 2000 versus the first nine months of 1999, driven by sales in Mexico and in the Far East due to increased sales in our motor joint venture with General Electric. Partially offsetting these increases was a decrease in shipments of kitchen electric products during the nine months of approximately $12.2 million. Also offsetting the increases was increased returns and allowances of approximately $4.5 million. Shipments for the divested businesses in the first nine months of 2000 were $4.6 million pursuant to a supply agreement with the buyers, which represented a decrease of approximately $35.2 million from the prior year pro forma.

Gross Profit. Gross profit for the first nine months of 2000 was $106.4 million compared to $96.1 million for the first nine months of 1999, an increase of $10.3 million or 10.7%. Compared to the pro forma full nine month period ended September

30, 1999, gross profit increased approximately $5.3 million to 29.8% of net sales for the first nine months of 2000 from 27.8% of net sales in 1999. The nine month 2000 gross profit amount includes costs and related impact of approximately $3.1 million related to the purchase of a faulty component, as previously mentioned. Adjusting for the divested businesses, the impact of the faulty component and the amortization of acquired profit in inventory in 1999 would result in gross profit of approximately $109.5 million or 31.1% of net sales and approximately $92.4 million or 28.5% of net sales for the nine months ended September 30, 2000 and 1999, respectively. The increase was primarily due to home environment sales volume, improved Far East performance and lower unfavorable domestic manufacturing variances. These were partially offset by the impact of lower kitchen electric sales volume and higher warehousing costs.

Selling Expenses. Selling expenses for the first nine months of 2000 were $50.8 million compared to $45.3 million for the first nine months of 1999, an increase of $5.5 million or 12.1%. As a percentage of net sales, selling expenses increased to 14.2% for the first nine months of 2000 from 13.3% for the first nine months of 1999. Comparing the first nine months 2000 selling expenses to the selling expenses of $48.9 million for the pro forma full nine months ended September 30, 1999 would result in an increase of approximately $1.9 million, or 3.9%. A component of the increase was increased shipping costs due to fuel surcharges by transportation companies. Shipping costs also increased as a result of logistics planning decisions on shipping points, with some offsetting benefits to gross margins as a result of lower inbound freight costs. Also, there was an increase in advertising, packaging and other related sales tools expenses associated with developing and marketing our new and existing products.

General and Administrative Expenses. General and administrative expenses for the first nine months of 2000 were $23.7 million compared to $21.6 million for the first nine months of 1999, an increase of $2.1 million or 9.7%. For the pro forma full nine months ended September 30, 1999 general and administrative expenses were approximately $22.5 million, or 6.2% of pro forma net sales. Approximately $0.9 million of the increase in general and administrative expense was directly attributable to the Far East operations to support the increased production and sourcing demands of the combined businesses, as well as the growth of the GE joint venture. Integration costs related to the Rival acquisition included in general and administrative expenses were approximately $2.4 million for the first nine months of 2000 and approximately $3.3 million for the first nine months of 1999.

Product Development Expenses. Product development expenses for the first nine months of 2000 were $8.3 million compared to $7.5 million for the first nine months of 1999, an increase of $0.8 million or 10.7%. Product development expenses for the pro forma full nine months ended September 30, 1999 were approximately $7.7 million. The increased expenditures in 2000 relate to the development of a number of new products in the home environment and kitchen product lines.

Plant Closing Costs. We recorded $0.3 million in plant closing costs in the first nine months of 2000 associated with the closing of the Fayetteville, NC and Warrensburg, MO plants.

Interest and Other Expense, Net. Interest and other expense, net for the first Nine months of 2000 was $27.7 million compared to $21.6 million for the first nine months of 1999, an increase of $6.1 million or 28.2%. Approximately $3.6 million was due to an additional month of borrowing in 2000 related to the Rival acquisition as well as higher interest rates and a higher debt level during the first nine months of 2000 versus 1999 on the outstanding debt. Also, we wrote off to interest expense $0.9 million in debt issuance costs when we reduced our revolving credit facility from $170.0 million to $140.0 million in February 2000. Finally, we recorded a legal settlement from a previous Rival acquisition in 1999 in the amount of $1.6 million.

Income Tax Expense (Benefit). Income taxes increased to an expense of $2.6 million for the nine months ended September 30, 2000 from a benefit of $0.8 million for the nine months ended September 30, 1999. We currently have losses in the United States that we may not be able to carry forward to offset income in other parts of the world taxed at lower rates, due to potential net operating loss carryforward limitations mainly caused by interest expense.

Equity in Earnings from Joint Venture. The equity in earnings from our joint venture with General Electric rose to $611,000 for the first nine months of 2000 versus $108,000 for the first nine months of 1999 due to increased shipments of motors from our factory in the Far East.

Net Income (Loss). As a result of the foregoing factors, our net loss for the first nine months of 2000 was $8.5 million, compared to a net loss of $3.1 million in the first nine months of 1999.


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

Cash provided by (used for) operations for the nine months ended September 30, 1999 and 2000 was $25.0 million and $(8.4) million, respectively. Cash provided by operations in the first nine months of 2000 primarily reflected a $48.5 million increase in inventory levels in anticipation of the higher sales in the last quarter of the year. Also, levels of fan inventory are higher than in 1999 due to the number of returns associated with the cooler than normal summer temperatures in the United States during 2000. A decrease in accounts receivable levels of $31.0 million partially offset the inventory increase.

Cash used for investing for the nine months ended September 30, 1999 and 2000 was $288.2 million (reflecting the Rival acquisition) and $12.6 million, respectively. Cash used for investing in the first nine months of 2000 reflected capital expenditures of approximately $19.6 million offset by additional proceeds from the sale of the sump and utility pump division and additional contingent consideration from the sale of the commercial and industrial division. We also received $1.6 million from the sale of the Fayetteville facility. We also received additional cash contributions from our joint venture partner as part of their contribution towards joint venture capital equipment.

Cash provided by financing activities for the nine months ended September 30, 1999 and 2000 was $258.7 million and $14.9 million, respectively. Cash provided by financing in the first nine months of 2000 reflected borrowings under the Credit Facility to support operations. The cash provided by financing activities in the first nine months of 1999 reflected the issuance of debt associated with the Rival acquisition.

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

We entered into the Credit Facility with a syndicate of banks in February 1999. The Credit Facility amended and restated our prior $100.0 million credit facility. The Credit Facility consists of a tranche A term loan of

$40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007, and a $140.0 million revolving credit facility that matures on February 5, 2005. The Credit Facility bears interest at a variable rate based on either the prime rate or LIBOR, at our option, plus a margin which, on a portion of the facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets.

Effective June 30, 2000, the Credit Facility was amended to revise the application of certain of the financial covenants and pricing terms to cure a default caused by costs and related impact from the purchase of a faulty component. At September 30, 2000 the Company was in compliance with all of its financial covenants. There can be no assurance that there will not be covenant violations in the future.

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


FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects," "will" and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation our degree of leverage, risks associated with a failure to comply with the covenants governing our indebtedness, our dependence on major customers and key personnel, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product recalls or liability claims, the cost of labor and raw materials and the other factors which are discussed in our most recent Registration Statement on Form S-4 (File No. 333-77905), and from time to time in our reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2000, the carrying value of our debt totaled $360.3 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At September 30, 2000, the Company had fixed rate debt of $135.2 million (including capital leases) and variable rate debt of $225.1 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.7 million. Based on the amounts of variable rate debt outstanding at September 30, 2000, the earnings and cash flows impact, net of taxes, for the next twelve months resulting from a one percentage point increase in interest rates would be approximately $2.3 million, holding other variables constant.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

We will hold a telephone conference call on Tuesday, November 28, 2000 at 1 p.m., Eastern time, in order for investors and other stakeholders to hear management's views on our results of operations during the third quarter ended September 30, 2000, as well as our current financial position. If you are interested in participating in the call in listen-only mode, please fax the following information to Judy Boyle, Executive Assistant, at 508-634-8771:

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

                                           THE HOLMES GROUP, INC.

                                           ------------------------------------
                                           Registrant

November 20, 2000                            By: /s/ Jordan A. Kahn
                                             --------------------------------
                                               Jordan A. Kahn, President,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

November 20, 2000                            By: /s/ Ira B. Morgenstern
                                             --------------------------------
                                               Ira B. Morgenstern,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)