Form 10-K405
period 2000-12-31
HOLMES GROUP INC
filed 2001-05-11
CIK 1052490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            COMMISSION FILE NUMBERS:
                                   333-44473
                                   333-77905

                             THE HOLMES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-2768914
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    ONE HOLMES WAY, MILFORD, MASSACHUSETTS                         01757
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

                             THE HOLMES GROUP, INC.

                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.
Item 1     Business....................................................      2
Item 2     Properties..................................................      8
Item 3     Legal Proceedings...........................................      9
Item 4     Submission of Matters to a Vote of Security Holders.........      9
PART II.
Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................     10
Item 6     Selected Financial Data.....................................     10
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     11
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     17
Item 8     Financial Statements and Supplementary Data.................     18
Item 9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     51
PART III.
Item 10    Directors and Executive Officers of the Registrant..........     52
Item 11    Executive Compensation......................................     53
Item 12    Security Ownership of Certain Beneficial Owners and
             Management................................................     54
Item 13    Certain Relationships and Related Transactions..............     55
PART IV.
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     56

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this report, are or may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, our degree of leverage (including the need to comply with covenants in our various financing agreements), our dependence on major customers and key personnel, the integration of the Rival acquisition (as described herein), competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are described in this report, in our most recent Registration Statement on Form S-4 (File No. 333-77905), and from time to time in our other periodic reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Holmes Group, Inc., formerly known as Holmes Products Corp., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment, small kitchen and personal care appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have the leading U.S. market share in each of these product categories. Home environment products, in the aggregate, accounted for approximately 64% of our net sales for the fiscal year ended December 31, 2000. Our kitchen appliances include Crock-Pot(R) slow cookers, can openers, ice cream freezers and other small kitchen electric appliances where we believe we hold the number one or two market share. Kitchen appliances accounted for approximately 32% of our net sales for fiscal 2000. Our personal care products include massagers and showerheads. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality and presence and experience in the Far East.

     Our products are sold under the Holmes(R), Rival(R), Crock-Pot(R), White Mountain(R), Pollenex(R), Bionaire(R), Patton(R), Family Care(R) and Titan(R) brand names. These products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drugstore chains. Major customers in these channels include Wal-Mart, Kmart, Target, Lowes, Home Depot, Costco, BJ's Wholesale Club, TruServ and Walgreens. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

     Holmes was founded in 1982 by our Chief Executive Officer, Jordan A. Kahn, an innovator in the home environment market with over 30 years of industry experience. Holmes opened its first manufacturing facility in China in 1989, and currently operates two facilities in China where we manufacture many of our products and electric motors for use in our products. We also currently operate four manufacturing facilities in the United States. Our vertically integrated manufacturing facilities provide control over the production process and product quality. These facilities also enhance operational flexibility and allow us to quickly respond to changes in consumer demand and to specialized production needs. We maintain distribution facilities in the United States, Canada and Europe, as well as offices in Hong Kong and Taiwan that are responsible for sourcing raw materials, processing orders and shipping the Company's products from the Chinese factories. We coordinate product development, marketing, sales and distribution from our Milford, Massachusetts headquarters.

     Our principal executive offices are located at One Holmes Way, Milford, Massachusetts 01757. Our telephone number is (508) 634-8050 and our corporate web site is located at www.theholmesgroup.com.

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

     Prior to the Rival acquisition, in November 1997, Holmes and Berkshire Partners completed a recapitalization transaction in which we issued $105.0 million of Notes and entered into the $100.0 million line of credit facility. The proceeds of these borrowings were used to repay our then existing indebtedness and redeem a significant portion of the previous majority shareholder's common stock.

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

     Following the Rival acquisition, the Company divested two of Rival's non-core business units. On October 8, 1999, the Company sold the assets of Rival's sump and utility pump division for $11.4 million. The proceeds received for the assets exceeded the net asset values recorded by $0.7 million. On December 21, 1999, the Company sold the assets of Rival's industrial and building supply products businesses for proceeds of $9.7 million, net of contingent consideration of $2.7 million. Approximately $1.0 million of the contingent consideration, net of applicable costs and deferred taxes, was earned during 2000. The remaining amount may be earned during fiscal 2001 and will also be recorded as a decrease to goodwill as the contingencies are received. Excluding the contingent consideration, the book value of the assets sold exceeded the proceeds by $5.5 million. Due to the proximity of the transactions to the original Rival acquisition date, the net loss on these transactions of $4.7 million was recorded as an increase to goodwill.

     Since the Rival acquisition, we have closed and disposed of a number of underutilized or redundant facilities. During 2000, we sold the Fayetteville, North Carolina facility and closed Rival's Warrensburg, Missouri manufacturing plant, and subsequent to December 31, 2000 the property was sold.

     Our ability to capitalize on the Rival acquisition will depend on factors such as competition, labor and materials costs, and the general retail environment. In furtherance of our strategic objectives, we may from time to time engage in discussions regarding mergers, acquisitions, divestitures of other assets, or other business combination transactions within the consumer products industry.

BUSINESS STRATEGY

     Our strategy is to capitalize on our core strengths to achieve growth in net sales, profitability and cash flow by: (1) growing Rival's core kitchen franchise, (2) further growth of the multibrand home environment product lines (Holmes(R), Bionaire(R), Pollenex(R), Patton(R), Titan(R) and Family Care(R))
(3) penetrating new and existing distribution channels, (4) improving our overall cost structure and (5) expanding geographically.

     We intend to continue our pursuit of the following initiatives as part of our strategy:

          Strengthen the Kitchen Franchise. Rival's long-standing reputation as a leader in the small kitchen appliance market has added a strong, complementary business to our home environment product line. We are the leading manufacturer and marketer of slow cookers through Rival's Crock-Pot(R) brand, and believe we enjoy a leading market share in can openers and ice cream freezers. We intend to leverage our expertise in product innovation, manufacturing, sourcing, marketing and distribution to further strengthen our kitchen franchise.

          Leverage and Grow Brands. The addition of Rival's home environment brands has allowed us to increasingly differentiate our home comfort offerings among customers and consumers. Through these additional brands, such as Bionaire(R), we can offer a step-up brand strategy for increased presence in high end distribution channels.

          Further Penetrate Existing Distribution Channels. We believe that we can further penetrate our existing distribution channels as a result of favorable industry dynamics and our strong relationships and execution with mass merchant retailers. Management believes that mass merchants will continue to consolidate their vendor base and focus on a smaller number of sophisticated suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide full product support from design to category management, point-of-sale and after-market service with the consumer. We work closely with key customers such as Wal-Mart, where we have been selected to design and produce home environment and selected kitchen products for the GE branded product program. These products began to ship in 2000, with increased shipments expected in 2001.

          Develop New Distribution Channels. We continue to develop new channels of distribution by providing customized product offerings that appeal to the specific needs of each channel. For example, since 1996, we have marketed selected products through the QVC electronic retailing network. We also have developed unique brands and product offerings to further penetrate the national chain food and drug stores.

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

     We believe an important challenge in the year ahead will be to complete the integration of Rival's operations in order to capitalize on the full potential of the acquisition. Due to a number of factors, not all of which are under our control, as described in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations," there can be no assurances that we will be able to successfully implement all of our strategic initiatives.

PRODUCTS

     Holmes is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment, small kitchen and personal care appliances.

HOME ENVIRONMENT

     Home environment products allow consumers to better control the air quality, temperature and lighting of their home and office environments. These products accounted for approximately 64% of our net sales in 2000.

     Fans. We currently manufacture and market approximately 100 different fan models under the Holmes(R) and Patton(R) brand names and selected private label brands, including table, stand, window, window-to-floor, box, high velocity and oscillating fans, typically for purchase and use by household consumers. Retail prices for our fans range from $5 to $200.

     Heaters. Portable electric space heaters are used to heat areas of the house not adequately reached by central heat and to heat an individual room while that room is in use. We currently manufacture and market approximately 75 different heater models under the Holmes(R), Patton(R), Bionaire(R) and Titan(R) brand names, including plastic, ceramic, metal, radiant and baseboard styles. Retail prices for our heaters range from $20 to $100.

     Humidifiers. Consumers use humidifiers to provide greater comfort by increasing moisture in the home environment. We currently manufacture and market approximately 50 different humidifiers under the Holmes(R), Bionaire(R), and Family Care(R) brand names, including cool mist, warm mist, ultrasonic and console models that range in moisture output from one to 12 gallons per day. Retail prices for our humidifiers range between $15 and $150. We also sell a variety of humidifier accessories, replacement parts and chemical treatments.

     Air Purifiers. Air purifiers circulate a room's air through filters that remove contaminants from the air. In recent years, high efficiency particulate arresting ("HEPA") filters have come to dominate the industry. We currently manufacture and market approximately 30 different air purifier models under the Holmes(R), Bionaire(R), Family Care(R), and Pollenex(R) brand names. Retail prices for our air purifiers range between $10 and $280.

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

     Lighting Products. We market over 150 different decorative and home office lighting products, including table, floor and wall-mounted models. These products complement our traditional home environment appliance line, provide an additional non-seasonal category, and are distributed through the same distribution channels as our other products. Holmes' lighting products are manufactured by subcontractors in China. Retail prices for these products range between $4 and $90.

KITCHEN ELECTRICS

     Small kitchen electric appliances, which constituted Rival's primary product line for over sixty years, accounted for approximately 32% of our net sales in 2000. The kitchen electrics business unit sells products including slow cookers under the Crock-Pot(R) brand, ice cream freezers under the Rival and White Mountain(R) brand and can openers, toasters, food slicers, mixers, indoor grills, fryers and skillets under the Rival(R) brand to retailers and distributors throughout the United States. We are the dominant manufacturer and marketer of slow cookers, of which we market over 25 different models which retail for between $10 and $70. In addition, Rival invented the electric can opener category and we believe the Company continues to maintain a leading market share. We believe that the combination of innovative product development and global manufacturing and sourcing strengths helps position our kitchen business for growth and share gain in the future.

PERSONAL CARE

     We market a wide variety of personal care products, including showerheads, massagers and other wellness products under the Pollenex(R) brand to retailers and distributors throughout the United States.

INTERNATIONAL

     Our products are sold in Canada and Europe from our sales and distribution facilities in Toronto and the United Kingdom. We also ship products from the United States and our manufacturing facilities in China to customers in Latin America and Asia.

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

PRODUCT DEVELOPMENT

     We have internal product development teams dedicated to new product development and product enhancements. We maintain our own engineering and product development department to research new product concepts as well as activities relating to improving existing products. The product design and research development team consists of employees located in Milford, Massachusetts and in the Far East. We also retain the services of outside consultants to assist our internal team.

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

     Our expenditures for new product development and tooling totaled approximately $9.4 million, $17.6 million and $18.0 million for the years ended December 31, 1998, 1999 and 2000, respectively.

MANUFACTURING

     We manufacture over 70% of our products ourselves, utilizing a combination of our foreign and domestic manufacturing facilities. The management, coordination and control of all manufacturing operations are centralized at our principal offices in Milford, Massachusetts.

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

     Our domestic manufacturing plants specialize in the production of selected small kitchen appliances, particularly our Crock-Pot(R) slow cookers. These plants are highly integrated and produce electric elements, injection molded plastic components, stampings and stoneware. Three of these manufacturing and assembly facilities are located in rural Missouri (Clinton, Sedalia and Sweet Springs), near Kansas City. The fourth facility, in Flowood, Mississippi, produces the stoneware for our slow cookers and other products.

     We believe that we have a cost advantage as a result of our degree of vertical integration, purchasing power, and low labor costs at our Chinese manufacturing facilities. In addition, by operating our own manufacturing facilities, we have control over the quality and production timing of our products from design through final distribution.

MARKETING AND DISTRIBUTION

     Our products are sold in the United States, Canada and Europe to the retail trade by an internal sales staff of sales managers, with assistance from an internal sales support staff, field sales associates and regional independent manufacturers representative organizations. We market our products through all major channels of distribution including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores, department stores, home and kitchen specialty stores, national drugstore chains and mail order and premium companies. The sales managers are actively involved in servicing all aspects of each retail account.

     In order to respond most efficiently to the demands of its retail customers and ensure timely delivery, we balance direct shipments from our manufacturing facilities with shipments from our domestic and international warehouses. We employ an electronic data interchange system with selected retail customers to expedite order and invoice processing.

     Our marketing department is responsible for market analysis, new product development, pricing strategy, promotions, key cooperative partnerships and overall category development. We believe that our packaging is one of our most powerful marketing tools because most consumers typically purchase small appliances without the benefit of knowledgeable retail sales staff. Holmes' innovative packaging and point-of-purchase support provide written information and illustrations regarding product features, usage instructions, safety features and product operation. We have an in-house art department that develops much of our packaging and marketing materials on state-of-the-art desktop graphics systems.

MAJOR CUSTOMERS

     Our three largest retail customers, Wal-Mart (including Sam's Wholesale
Club), Kmart and Target accounted for approximately 46% of our net sales during 2000. Individually, Wal-Mart and Kmart each accounted for over 10% of our net sales during 2000. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers could have a material adverse effect on our business.

SEASONALITY

     Sales of our products are highly seasonal, and counter-seasonal weather can adversely affect our results of operations. Within the home environment product line, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen appliances, personal care products and certain home environment products such as air purifiers and lighting products are used year-round, the nature of these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, because many of our kitchen and personal care products are given as gifts, we sell more of these products in anticipation of the holiday season. When holiday shipments are combined with seasonal products such as heaters and humidifiers, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier, and air purifier products.

COMPETITION

     The markets for most of our products are developed and highly competitive. Management believes that competition is based on several factors, including price, access to retail shelf space, product features, product enhancements, brand names, new product introductions, and marketing support and distribution systems.

     We compete with many well-established companies, some of which have substantially greater facilities, personnel, financial and other resources than us. Our major competitors include AdobeAir, Applica, Catalina Lighting, Cheyenne, Homedics, Honeywell Consumer Products (maker of Duracraft and Enviracare brands), Hamilton Beach/Proctor Silex, Lasko, Masco, Salton/Maxim (Toastmaster), Sunbeam, Tensor and Teledyne. We also compete with importers and foreign manufacturers of unbranded products.

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

REGULATION

     We are subject to federal, state and local regulations concerning the environment, occupational safety and health, trade-related issues and consumer products safety. Most of our products are listed by Underwriters Laboratories, Inc. ("UL"), the Canadian Underwriters Laboratories, Inc. ("CUL"), or similar organizations in other markets. UL and CUL are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards. We are also regulated by, and hold ongoing discussions regarding specific products with, the United States Consumer Products Safety Commission, the Food and Drug Administration and the Canadian Standards Association. We believe that we are in material compliance with all of the regulations applicable to us. There can be no assurance, however, that such regulations will not negatively affect us in the future. Our operations could also be adversely affected by other regulations relating to our foreign operations, including changes in trade laws, increased import duties, import/export regulations and changes in foreign laws.

EMPLOYEES

     We had approximately 7,500 employees as of December 31, 2000, of which approximately 1,700 were located in the United States, Europe and Canada, approximately 5,700 were located at our manufacturing facilities in Dongguan, China, and approximately 100 were located in Hong Kong and Taiwan.

ITEM 2.  PROPERTIES

     The following table sets forth our principal facilities, the primary activity at each of the facilities listed and the expiration date of the applicable lease, in the case of leased facilities.

LOCATION                              SIZE                   PRIMARY USE           LEASE EXPIRATION
--------                       -------------------  -----------------------------  ----------------
Milford, MA(1)...............  415,000 square feet  Headquarters and Distribution  2015
City of Industry, CA.........  Varies               Distribution                   At will
Worcester, MA................  156,000 square feet  Distribution                   2003
Clinton, MO..................  164,000 square feet  Manufacturing and Assembly     Owned
                               279,000 square feet  Warehousing and Distribution      Owned
Kansas City, MO..............  32,000 square feet   General Offices                2005
Sedalia, MO(2)...............  157,000 square feet  Manufacturing and Assembly     Owned
                               67,000 square feet   Manufacturing and Assembly        Owned
                               216,000 square feet  Warehousing and Distribution      Owned
Sweet Springs, MO............  125,000 square feet  Manufacturing/Return           Owned
                                                      Processing
Flowood, MS..................  154,000 square feet  Manufacturing                  Owned
El Paso, TX..................  161,000 square feet  Distribution                   2005
Dongguan, China(3)...........  466,000 square feet  Manufacturing and Assembly     2003
Dongguan, China(3)...........  269,000 square feet  Motor Manufacturing            2003
Hong Kong....................  21,000 square feet   Office                         2001
London, England..............  2,700 square feet    Office                         2008
Mississaugua, Ontario........  Varies               Distribution                   At will
Mississaugua, Ontario........  55,000 square feet   General Office, Warehousing    2005
                                                    and Distribution
Taipei, Taiwan...............  1,700 square feet    Office                         2002

---------------

(1) We moved our headquarters into this newly-constructed facility in February, 2001, having outgrown our previous Milford location in part due to the consolidation of Rival.

(2) The 67,000 square-foot portion of the Sedalia plant is occupied under a long-term lease which gives the Company the option to purchase the property at a nominal cost.

(3) These facilities are located in Guangdong Province, China, approximately 70 miles from Hong Kong. These facilities include 20 buildings on two separate campuses that include manufacturing, assembly, warehousing, and employee dormitory operations. During 2000, we began construction of a new manufacturing facility on land that was purchased in Guangdong Province. This facility should be completed during 2003.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      1996       1997         1998         1999         2000
                                    --------   --------     --------     --------     --------
                                                      (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales.........................  $194,331   $191,555     $212,248     $507,487     $513,249
Cost of goods sold................   145,915    136,142      144,278      364,308      382,205
                                    --------   --------     --------     --------     --------
  Gross profit....................    48,416     55,413       67,970      143,179      131,044
Selling, general and
  administrative expenses.........    27,308     36,530(1)    37,095       98,486      112,102
Product development expenses......     5,520      5,463        6,295       10,448       11,000
Plant closing costs...............        --         --           --        2,439          340
                                    --------   --------     --------     --------     --------
  Operating profit................    15,588     13,420       24,580       31,806        7,602
Interest expense, net.............     6,491      7,096       13,833       33,472       38,550
Other (income) expense, net.......      (319)        56         (436)      (2,489)        (758)
                                    --------   --------     --------     --------     --------
  Income (loss) before income
     taxes, equity in earnings
     from joint venture and
     minority interest............     9,416      6,268       11,183          823      (30,190)
Income tax expense (benefit)......     2,787      2,196        2,222          (87)       2,591
Equity in earnings from joint
  venture.........................        --         --           --         (902)        (611)
                                    --------   --------     --------     --------     --------
  Income (loss) before minority
     interest.....................     6,629      4,072        8,961        1,812      (32,170)
Minority interest in net income of
  majority-owned
  subsidiaries(2).................       408        225           --           --           --
                                    --------   --------     --------     --------     --------
  Net income (loss)...............  $  6,221   $  3,847     $  8,961     $  1,812     $(32,170)
                                    ========   ========     ========     ========     ========
OTHER DATA:
EBITDA(3).........................  $ 22,774   $ 20,837     $ 32,264     $ 50,330(4)  $ 24,331(4)
Ratio of earnings to fixed
  charges(5)......................      2.2x       1.8x         1.7x         1.0x         0.3x
Depreciation and amortization.....     6,867      7,473        7,248       15,133       15,737
Capital expenditures..............     8,594      5,815        4,749       17,614       28,341

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      1996       1997         1998         1999         2000
                                    --------   --------     --------     --------     --------
                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents.........  $  4,462   $  5,141     $  5,379     $  6,647     $  3,017
Working capital (deficit).........    (2,883)    78,318       71,089      211,646      203,473
Total assets......................   128,286    135,165      131,357      456,496      453,869
Total long-term debt including
  capital leases..................       737    134,294      115,139      338,710      360,361
Total stockholders' equity
  (deficit).......................    17,708    (24,991)(6)  (15,389)(6)   37,800        5,474

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

(4) EBITDA as presented for 1999 and 2000 does not reflect the addback of integration expenses, amortization of acquired profit in inventory, plant closing costs and reduction for a legal settlement. Adjusting for these items and excluding both the costs related to the purchase of a faulty heater component and the operating results of the divested businesses would result in EBITDA of $61.4 million for 1999. For 2000, adjusting for the addback of integration expenses, plant closing costs and the costs related to the purchase of a faulty heater component, as disclosed in our Form 10-Q for the quarterly period ended June 30, 2000 previously filed with the Securities and Exchange Commission, would result in EBITDA of $31.5 million which includes a fourth quarter charge for inventory and accounts receivable of approximately $25.6 million (total discounts and allowances, inventory write-downs, co-operative advertising expense and bad debt expense were approximately $58.4 million and $34.9 in 2000 and 1999, respectively).

(5) For purposes of determining the ratio of earnings to fixed charges, earnings represent income before income taxes and minority interest, plus fixed charges as presented, without adjustment for one-time items as discussed in
    (4) above. Fixed charges consist of interest expense on all indebtedness plus a portion of rental payments on operating leases that is considered representative of the interest factor.

(6) Total stockholders' equity (deficit) as of December 31, 1997 and 1998 reflects a reduction attributable to Holmes' 1997 recapitalization. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Sales of most of our products follow seasonal patterns that affect our results of operations. In general, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen electrics, air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, many of our kitchen and personal care products are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on kitchen electrics and other home environment products.

     On February 5, 1999, we completed the acquisition of The Rival Company, a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with this acquisition, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8% (the "Notes"), amended and restated our existing $100.0 million credit facility (the "Credit Facility") to provide for a total availability of $325.0 million, and sold $50.0 million of common stock in a private placement. In November 1997, we completed a recapitalization transaction in which we issued $105.0 million of Notes and entered into the $100.0 million line of credit facility, of which approximately $27.5 million was initially drawn (collectively, the "1997 Transactions"). As a result of these transactions, we have a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past.

RESULTS OF OPERATIONS

     The financial statement amounts for fiscal 2000 set forth below include a full twelve months of Rival's operations, while (as required by purchase accounting) the financial statement amounts for fiscal 1999 include approximately eleven months of Rival's operations, from the acquisition on February 5, 1999 onward. We have also provided a number of proforma, twelve-month comparisons for 1999 that include Rival's comparable results from January 1, 1999 onward, and exclude the impact of the divested Rival pump and industrial businesses, as applicable, which management believes to be a more meaningful comparison.

     The financial results for fiscal 2000 were below what we had anticipated. We incurred a net loss of $32.2 million in 2000 compared to net income of $1.8 million in 1999, primarily as a result of over $20.0 million in charges for write-downs against accounts receivable and inventory during the fourth quarter of 2000 which were substantially greater than our historical levels. These charges were attributable to a number of factors, including a slowing economy in the fourth quarter of 2000, customer bankruptcies, information technology integration issues and inventory rationalization by the Company. The economic downturn and weaker retail environment during the fourth quarter led to an unusually high level of customer deductions against accounts receivable. In addition, several large customers filed for bankruptcy protection late in 2000, including Bradlees, Homeplace and Montgomery Wards. We also experienced difficulties in integrating the Rival information technology systems that prevented us from properly monitoring certain customer deductions for discounts and allowances, limiting our ability to request repayment from customers for these deductions on a timely basis. During the fourth quarter of 2000, a portion of these deductions was deemed uncollectible. We also performed a SKU rationalization of each product line during the fourth quarter resulting in revaluations of selected inventory. Management believes that a significant portion of these increased charges were a result of business and operational issues of the acquired Rival Company and its integration with Holmes. Management is actively addressing these issues.

  Comparison of Years Ended December 31, 2000 and December 31, 1999

     Net Sales. Net sales for fiscal 2000 were $513.2 million compared to $507.5 million for fiscal 1999, an increase of $5.7 million or 1.1%. Comparing 2000 to the proforma twelve-month 1999 results, and excluding the impact of the divested pump and industrial businesses, net sales increased approximately $20.8 million or 4.3%. The increase was primarily due to increased shipments of home environment products, increased international shipments, primarily driven by shipments in Mexico, and increased shipments in the Far East due to sales growth by our motor joint venture with General Electric. Partially offsetting these increases was a decline in shipments of kitchen electric products. Also offsetting the increases was a charge in the fourth quarter for discounts and allowances of approximately $9.9 million. Total discounts and allowances were approximately $21.9 million and $11.5 million in 2000 and 1999, respectively. Shipments for the divested businesses in 2000 were $4.6 million pursuant to a supply agreement with the buyers, which represented a decrease of approximately $42.4 million from the prior year proforma.

     Gross Profit. Gross profit for fiscal 2000 was $131.0 million compared to $143.2 million for fiscal 1999, a decrease of $12.2 million or 8.5%. As a percentage of net sales, gross profit was 25.5% in 2000 and 28.2% in 1999. Compared to the proforma full year ended December 31, 1999 gross profit decreased approximately $17.2 million to 25.5% of net sales in 2000 from 28.0% of net sales in 1999. The 2000 gross profit amount includes costs and related impact of approximately $3.1 million related to the purchase of a faulty heater component. Adjusting for the divested businesses, the impact of the faulty component and the amortization of acquired profit in inventory in 1999 would result in gross profit of approximately $134.4 million or 26.4% of net sales and $148.2 million or 30.3% of net sales for 2000 and 1999 respectively. The decrease in our gross profit was primarily due to a charge in the fourth quarter for write-downs of inventory of approximately $9.9 million and the above mentioned charge for discounts and allowances. Total charges for inventory write-downs were approximately $17.3 million and $9.4 million in 2000 and 1999, respectively. We did show an increase in home environment sales volume, lower unfavorable domestic manufacturing variances and improved Far East performance that helped our gross profit versus 1999. These were partially offset by the lower kitchen electric sales volumes and gross margins, higher raw material costs and higher warehousing costs.

     Selling Expenses. Selling expenses for 2000 were $73.5 million compared to $67.5 million in 1999, an increase of $6.0 million or 8.9%. As a percentage of net sales, selling expenses increased to 14.3% for 2000 compared to 13.3% in 1999. Comparing the full year 2000 selling expenses to the selling expenses of $71.1 million for the proforma full year 1999 would result in a increase of approximately $2.4 million, or 3.4%. The increase was primarily due to a $2.1 million charge in the fourth quarter for accounts receivable write-offs in connection with co-operative advertising deductions. Total co-operative advertising expenses were approximately $14.7 million and $12.7 million in 2000 and 1999, respectively. As noted above, we had integration issues related to adopting the Rival information technology system. In addition, loss of personnel at Rival contributed to prior deductions becoming uncollectible. The selling expense increase was also partially due to increased packaging and other related sales tools expenses associated with developing and marketing our new and existing products.

     General and Administrative Expenses. General and administrative expenses for 2000 were $36.0 million compared to $28.3 million in 1999, an increase of $7.7 million or 27.2%. As a percentage of net sales, general and administrative expenses increased to 7.0% for 2000 from 5.6% for 1999. For the proforma full year 1999 general and administrative expenses were approximately $29.2 million, or 5.5% of proforma net sales. Several of our larger customers filed for bankruptcy in 2000 due to the worsening retail environment which caused write-offs in excess of our historical levels. The general and administrative expense increase was primarily due to a $3.6 million charge in the fourth quarter for customer bad debt related charges. Total bad debt expenses were approximately $4.5 million and $1.3 million in 2000 and 1999, respectively. Approximately $1.8 million of the general and administrative expense increase was directly attributable to the Far East operations to support the increased sales, production and support of the combined businesses, as well as continued support of the GE joint venture. Total integration related expenses in 2000 were approximately $3.7 million versus approximately $3.4 million in 1999.

     Product Development Expenses. Product development expenses for 2000 were $11.0 million compared to $10.4 million for 1999, an increase of $0.6 million or 5.8%. As a percentage of net sales, product development expenses increased to 2.1% of net sales for 2000 from 2.0% in 1999. The increase in dollars relates to the expenditures on new products both in the home environment and kitchen product lines.

     Plant Closing Costs. We recorded $0.3 million in plant closing costs associated with the closing of the Warrensburg, Missouri manufacturing plant.

     Interest and Other Expense, Net. Interest and other expense, net for 2000 was $37.8 million compared to $31.0 million for 1999, an increase of $6.8 million or 21.9%. Approximately $4.9 million of the increase in interest expense was primarily due to an additional month of borrowing in 2000 related to the Rival acquisition as well as higher interest rates and a higher debt level during 2000 versus 1999 on the outstanding debt. Finally, we recorded income from a legal settlement from a previous Rival acquisition in 1999 in the amount of $1.6 million.

     Income Tax Expense (Benefit). The income tax expense for 2000 was $2.6 million compared to a benefit of $0.9 million for 1999. The income tax expense in 2000 is largely due to the establishment of a valuation reserve of $16.9 million primarily against losses experienced in the U.S. and a tax expense of $2.4 million on income taxed in foreign jurisdictions.

     Equity in Earnings from Joint Venture. We recorded $0.6 million in equity in earnings from our joint venture with General Electric for the shipment of motors from our factory in the Far East in 2000 versus $0.9 million in 1999.

     Net Income. As a result of the foregoing factors, net loss for 2000 was $32.2 million, compared to net income of $1.8 million for 1999.

  Comparison of Years Ended December 31, 1999 and December 31, 1998

     Net Sales. Net sales for fiscal 1999 were $507.5 million compared to $212.3 million for fiscal 1998, an increase of $295.2 million or 139.0%, primarily due to the Rival acquisition. On a stand-alone basis, Holmes' net sales increased approximately $17.5 million, or 8.2%, in 1999 versus 1998. Holmes' U.S. fan shipments increased approximately $5 million in 1999 over 1998 as warm summer weather improved customer response. Winter season U.S. shipments of heaters and humidifiers increased by approximately $4 million and $3 million, respectively, in 1999 versus 1998 as increased product offerings and improved placement resulted in increased volume. Lighting product shipments increased as well in 1999 by approximately $2 million when compared to 1998, and U.S. sales of accessory products increased by $5 million from 1998 to 1999. Dehumidifier shipments decreased in 1999 by approximately $5 million versus 1998 following a management decision to exit this low margin category. U.S. sales of air purifiers also decreased from 1998 to 1999 by approximately $4 million as stock levels at retailers slowed shipping demand in 1999. A reduction in returns and allowances of approximately $4 million from 1998 to 1999 also favorably impacted net sales. Increases in other categories accounted for the balance of the sales gain.

     On a stand-alone basis, Rival's net sales decreased by approximately $41 million for the full calendar year 1999 compared with 1998, excluding the divested businesses. Rival's U.S. shipments of kitchen appliances decreased by approximately $11 million in 1999 when compared to 1998. Decreased sales of can openers made up approximately 40% of this decrease as an increase in shipments from new product introductions in 1998 did not repeat in 1999. In addition, approximately 30% of the overall kitchen decrease was attributable to reduced shipments of toasters and irons as we de-emphasized the existing lower margin opening price point products on several categories. Despite price erosion, U.S. sales of Crock-Pot(R) slow cookers were flat in dollars but shipments in units were up from 1998 to 1999. The remainder of the kitchen shortfall was spread over a number of the smaller categories. Rival U.S. home environment shipments decreased approximately $23 million in 1999 versus 1998 with the retail fan and air purifier product categories making up over 80% of the decrease. Anticipated retail placement losses and negative impacts from shelf transitions at several key retailers were the primary factors for these category decreases. Shipments from Rival's industrial and pump business units decreased by approximately $5 million and $4 million, respectively, in 1999 versus 1998. The sale of both of these divisions, which accounted for net sales of approximately $43.0 million in 1999, took place in the fourth quarter of 1999. Rival's international shipments decreased by approximately $2 million in 1999 versus 1998, driven by shortfalls in Latin America (excluding Mexico, where sales were up significantly). Rival also experienced an increase in credits for returns and discounts of approximately $5 million from 1998 to 1999 which further reduced its overall net sales.

     Gross Profit. Gross profit for fiscal 1999 was $143.2 million compared to $68.0 million for fiscal 1998, an increase of $75.2 million or 110.6%, with the increase again in large part due to the Rival acquisition. As a percentage of net sales, gross profit decreased to 28.2% in 1999 from 32.0% in 1998 as a result of the decreased gross margins realized by Rival in 1999. On a stand-alone basis, Holmes' gross profit margin increased over three percentage points for the year 1999 versus 1998. Holmes' product mix in 1999 included a decrease in low margin dehumidifier sales and an increase in higher margin sales as discussed above which favorably impacted overall Holmes' margins. In addition, positive contribution was realized from improved efficiencies in our Far East factories. On a stand-alone basis for the full calendar year 1999, Rival's gross profit decreased approximately $21 million from 1998, primarily due to the sales volume shortfall discussed above and due to amortization of acquired profit in inventory in connection with the Rival acquisition. Rival's gross profit percentage was approximately 24.0% in 1999 versus 24.5% in 1998 (before the impact of the amortization of acquired profit in inventory in 1999).

     Selling Expenses. Selling expenses for 1999 were $67.5 million compared to $20.5 million in 1998, an increase of $47.0 million or 229.3%, primarily as a result of the Rival acquisition. As a percentage of net sales, selling expenses increased to 13.3% for 1999 compared to 9.7% in 1998. A significant portion of this percentage increase was due to the traditionally higher levels of co-operative advertising done by Rival and increased freight costs related to both continuing Rival businesses and businesses sold during 1999. In addition to the Rival impact, there were increases in some sales related expense items such as shipping freight costs and supplies, particularly in regards to the overall Holmes sales increases and to the increase in accessory sales. In addition, salaries and related benefits and travel costs increased as we developed an infrastructure to support the integration of Rival and future initiatives.

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

     Product Development Expenses. Product development expenses for 1999 were $10.4 million compared to $6.3 million for 1998, an increase of $4.1 million or 65.1%. As a percentage of net sales, product development expenses decreased to 2.0% for 1999 from 3.0% for 1998. The increase in dollars and the decrease as a percentage of net sales were primarily due to the Rival acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     General

     Following the recapitalization transaction in November 1997 and the Rival acquisition in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under the Credit Facility. Our primary liquidity requirements have been for working capital and to service our indebtedness. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the Credit Facility as most recently amended will be sufficient to meet our liquidity needs for the next twelve months, during which time we will continue to carefully evaluate our financing requirements.

     Cash provided by (used for) operations for the years ended December 31, 2000 and 1999 was $(5.5) million and $7.1 million, respectively. Cash used for operations for 2000 reflected an $18.4 million increase in inventory levels. Higher inventory levels at the end of the year reflected cooler summer weather and slower than anticipated retail sales in the fourth quarter of 2000. Partially offsetting the inventory increase was a reduction in accounts receivable of approximately $17.2 million mainly due to the fourth quarter charges as previously described.

     Cash used for investing for the year ended December 31, 2000 included $28.3 million invested in capital expenditures for property and equipment offset by additional proceeds from the sale of the sump and utility pump division and additional contingent consideration from the sale of the commercial and industrial division. We also received additional cash contributions of approximately $1.9 million from our joint venture partner as part of their contribution towards joint venture capital equipment, which partially offsets our cash used for capital expenditures of $28.3 million above. Finally, we also received $1.6 million from the sale of the Fayetteville, North Carolina facility.

     Cash provided by financing activities for the years ended December 31, 2000 and 1999 was $22.2 million and $265.2 million, respectively. Cash provided by financing for the year 2000 reflected borrowings on the revolving line of credit used to fund cash flows for operations. The cash provided by financing activities for the year 1999 reflected the borrowings under the Credit Facility, and proceeds from the issuance of the Notes and common stock associated with the Rival acquisition.

  Financing Arrangements

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

     We entered into the amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. This Credit Facility consists of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $140.0 million revolving credit facility that matures February 5, 2005. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

     Our financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. The lending group agreed to a Forbearance Agreement with respect to such defaults on April 13, 2001. On May 7, 2001, the Credit Facility was further amended to waive the defaults and to revise certain of the financial ratio covenants through June 30, 2002. In addition, the maximum revolving credit availability under the Credit Facility has been increased from $140.0 million to an aggregate of $180.0 million through January 31, 2002, decreasing to an aggregate of $155.0 million through July 1, 2002, subject to a borrowing base formula. As partial consideration for the amendments, we issued warrants to the lenders to acquire up to 5% of Holmes' common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, Berkshire Partners, our majority stockholder, agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment.

     The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. See "-- Results of Operations" and "Forward-Looking Statements" above.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not expect the impact of SFAS 133, which will be effective for fiscal 2001, to be significant given our limited use of derivatives.

INVESTOR CONFERENCE CALL

     We will hold a telephone conference call on May 17, 2001 at 2 p.m., Eastern time, in order for investors and other interested stakeholders to hear management's views on our results of operations during the fourth quarter and year ended December 31, 2000. If you are interested in accessing the call, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

     - Name of Participant(s)

     - Company Affiliation

     - Nature of Business

     - Address

     - Phone, Fax and E-mail

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000, the carrying value of our debt totaled $367.6 million which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

     At December 31, 2000, the Company had fixed rate debt of $135.2 million and variable rate debt of $232.4 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.9 million. Based on the amounts of variable rate debt outstanding at December 31, 2000, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $2.3 million, holding other variables constant.

     In order to help hedge our interest rate exposure, effective May 7, 1999, we entered into an interest rate collar transaction agreement with our lending bank. This arrangement is described in Note 8 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   19
Consolidated Balance Sheet at December 31, 1999 and 2000....   20
Consolidated Statement of Income for the years ended
  December 31, 1998, 1999 and 2000..........................   21
Consolidated Statement of Stockholders' Equity (Deficit) for
  the years ended December 31, 1998, 1999 and 2000..........   22
Consolidated Statement of Comprehensive Income for the years
  ended December 31, 1998, 1999 and 2000....................   23
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   24
Notes to Consolidated Financial Statements..................   25
Financial Statement Schedule:
  For each of the three years in the period ended December
     31, 2000:
  II-Valuation and Qualifying Accounts......................   51

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Holmes Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of The Holmes Group, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under
Item 8 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------

Boston, Massachusetts
May 7, 2001

                             THE HOLMES GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                 AND PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,647        $  3,017
  Accounts receivable, net of allowances of $9,046 and
     $9,622, respectively...................................     142,264         124,499
  Inventories...............................................     112,660         131,050
  Prepaid expenses and other current assets.................       3,997           6,457
  Deferred income taxes.....................................      11,877          14,725
  Income taxes receivable...................................       7,852              --
                                                                --------        --------
     Total current assets...................................     285,297         279,748
  Assets held for sale......................................       2,434           1,624
  Property and equipment, net...............................      54,348          67,582
  Goodwill, net.............................................      89,493          83,779
  Deposits and other assets.................................       5,610           5,850
  Debt issuance costs, net..................................      19,314          15,286
                                                                --------        --------
                                                                $456,496        $453,869
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations and other
     liabilities............................................    $    589        $    784
  Current portion of credit facility........................       6,450           7,250
  Accounts payable..........................................      26,433          30,179
  Accrued expenses..........................................      36,256          33,345
  Accrued income taxes......................................       3,923           4,717
                                                                --------        --------
     Total current liabilities..............................      73,651          76,275
Credit facility.............................................     203,625         225,175
Long-term debt..............................................     135,085         135,186
Other long-term liabilities.................................       4,054           7,055
Deferred income taxes.......................................       2,281           4,704
Commitments and contingencies
Stockholders' Equity:
  Common stock, $.001 par value. Authorized 25,000,000
     shares as of December 31, 1999 and December 31, 2000;
     issued and outstanding 20,307,995 shares at December
     31, 1999 and December 31, 2000.........................          20              20
Additional paid in capital..................................      67,915          67,915
Accumulated other comprehensive income......................         397             241
Treasury stock, at cost (18,620,450 shares).................     (62,058)        (62,058)
Retained earnings (deficit).................................      31,526            (644)
                                                                --------        --------
          Total stockholders' equity........................      37,800           5,474
                                                                --------        --------
                                                                $456,496        $453,869
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1999        2000
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Net sales..................................................  $212,248    $507,487    $513,249
Cost of goods sold.........................................   144,278     364,308     382,205
                                                             --------    --------    --------
     Gross profit..........................................    67,970     143,179     131,044
                                                             --------    --------    --------
Operating expenses:
  Selling..................................................    20,456      67,452      73,521
  General and administrative...............................    16,639      28,334      35,984
  Product development......................................     6,295      10,448      11,000
  Plant closing costs......................................        --       2,439         340
  Amortization of goodwill and other intangible assets.....        --       2,700       2,597
                                                             --------    --------    --------
     Total operating expenses..............................    43,390     111,373     123,442
                                                             --------    --------    --------
     Operating profit......................................    24,580      31,806       7,602
                                                             --------    --------    --------
Other income and expense:
  Other (income), net......................................      (436)     (2,489)       (758)
  Interest expense, net....................................    13,833      33,472      38,550
                                                             --------    --------    --------
                                                               13,397      30,983      37,792
                                                             --------    --------    --------
Income (loss) before income taxes and equity in earnings
  from
  joint venture............................................    11,183         823     (30,190)
Income tax expense (benefit)...............................     2,222         (87)      2,591
Equity in earnings from joint venture......................        --        (902)       (611)
                                                             --------    --------    --------
     Net income (loss).....................................  $  8,961    $  1,812    $(32,170)
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK,
                                       $.001 PAR VALUE
                                  -------------------------    ACCUMULATED                              TOTAL
                                                 ADDITIONAL       OTHER                             STOCKHOLDERS'
                                                  PAID IN     COMPREHENSIVE   TREASURY   RETAINED      EQUITY
                                  SHARES   PAR    CAPITAL        INCOME        STOCK     EARNINGS     (DEFICIT)
                                  ------   ---   ----------   -------------   --------   --------   -------------
                                                         (IN THOUSANDS, EXCEPT PAR VALUE)
BALANCE AT DECEMBER 31, 1997....  10,006   $10    $16,304         $  --       $(62,058)  $ 20,753     $(24,991)
Issuance of common stock, Net of
  related costs.................     195    --        681            --             --         --          681
Foreign currency translation
  adjustments...................      --    --         --           (40)            --         --          (40)
Net income......................      --    --         --            --             --      8,961        8,961
                                  ------   ---    -------         -----       --------   --------     --------
BALANCE AT DECEMBER 31, 1998....  10,201    10     16,985           (40)       (62,058)    29,714      (15,389)
Issuance of common stock........  10,107    10     50,930            --             --         --       50,940
Foreign currency translation
  adjustments...................      --    --         --           437             --         --          437
Net income......................      --    --         --            --             --      1,812        1,812
                                  ------   ---    -------         -----       --------   --------     --------
BALANCE AT DECEMBER 31, 1999....  20,308    20     67,915           397        (62,058)    31,526       37,800
Foreign currency translation
  adjustments...................      --    --         --          (156)            --         --         (156)
Net income (loss)...............      --    --         --            --             --    (32,170)     (32,170)
                                  ------   ---    -------         -----       --------   --------     --------
BALANCE AT DECEMBER 31, 2000....  20,308   $20    $67,915         $ 241       $(62,058)  $   (644)    $  5,474
                                  ======   ===    =======         =====       ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998       1999        2000
                                                              -------    -------    ---------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................  $8,961     $1,812     $(32,170)
Other comprehensive income:
  Foreign currency translation adjustments..................     (40)       437         (156)
                                                              ------     ------     --------
Comprehensive income (loss).................................  $8,921     $2,249     $(32,326)
                                                              ======     ======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  8,961   $   1,812   $(32,170)
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization..........................     7,248      15,133     15,737
     Amortization of debt issuance costs....................     1,182       3,983      4,129
     Change in allowance for doubtful accounts..............       260       1,297        576
     (Gain) Loss on disposition of property, plant and
       equipment............................................     1,356         (31)        --
     Deferred income taxes..................................      (741)     (1,477)      (425)
     Changes in operating assets and liabilities:
       Accounts receivable..................................       875     (36,518)    17,189
       Inventories..........................................     2,210      26,219    (18,390)
       Prepaid expenses and other current assets............      (807)     (2,214)     7,284
       Deposits and other assets............................    (2,493)      5,366     (1,080)
       Accounts payable.....................................     1,254      (7,607)     3,746
       Accrued expenses.....................................     2,467       2,211     (2,911)
       Accrued income taxes.................................     2,483      (1,044)       794
                                                              --------   ---------   --------
       Net cash provided by (used for) operating
          activities........................................    24,255       7,130     (5,521)
                                                              --------   ---------   --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired.............        --    (279,571)        --
  Contribution in joint venture.............................        --         (25)        --
  Proceeds from sale of assets held for sale and business
     divestitures...........................................        --      23,787      4,753
  Distribution of earnings from joint venture...............        --         138      1,375
  Purchase of property and equipment........................    (4,749)    (17,614)   (28,341)
  Purchase of minority interest.............................      (451)         --         --
  Cash received from joint venture partner..................        --       2,252      1,893
                                                              --------   ---------   --------
       Net cash used for investing activities...............    (5,200)   (271,033)   (20,320)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Net (repayment) of line of credit.........................   (18,502)    (10,000)        --
  Issuance of common stock..................................       681      50,400         --
  Borrowings of long-term debt, net of issuance costs.......        --      27,329         --
  Borrowings on credit facility, net of issuance costs......        --     198,704     22,350
  Debt issuance costs.......................................      (295)       (658)        --
  Principal payments on capital lease obligations...........      (701)       (604)      (139)
                                                              --------   ---------   --------
       Net cash provided by (used for) financing
          activities........................................   (18,817)    265,171     22,211
                                                              --------   ---------   --------
       Net increase(decrease)in cash and cash equivalents...       238       1,268     (3,630)
       Cash and cash equivalents, beginning of period.......     5,141       5,379      6,647
                                                              --------   ---------   --------
Cash and cash equivalents, end of period....................  $  5,379   $   6,647   $  3,017
                                                              ========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 13,283   $  28,812   $ 32,181
  Cash paid for (refund of)income taxes.....................  $    268   $     190   $ (4,753)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Basis of Consolidation

     The accompanying financial statements include the accounts of THG and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and Holmes Motor Corp. The accompanying financial statements also include the accounts of Rival's direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Building Products, Inc. (which has subsequently been merged into Rival), Patton Electric Company, Inc. (which has subsequently been merged into Rival), Patton Electric (Hong Kong) Limited, Rival Consumer Sales Corporation, The Holmes Group Canada, Ltd., Rival de Mexico S.A. de C.V. and Waverly Products Company, Ltd. and HPFEL's wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd., Dongguan Holmes Products Ltd. and Dongguan Raider Motor Corp. Ltd. All significant inter-company balances and transactions have been eliminated.

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

  Translation of Foreign Currencies

     The functional currency for the Company's foreign operations is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income, expense and cash flow items are translated at average exchange rates for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded in the accumulated other comprehensive income component of stockholders equity (deficit). Gains and losses resulting from remeas-

                             THE HOLMES GROUP, INC.

urement of balances denominated in other than the local currency are not material and are included in other (income) expense, net.

  Inventories

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 81% of the inventories and the last-in, first-out method (LIFO) for the remaining 19% of the inventory.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method, except for U.S. domestic tooling which is depreciated using the units of production method. Repairs and maintenance are expensed as incurred.

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

  Revenue Recognition

     Sales are recorded net of returns. The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" in 2000 with no material impact on the results of operations or financial position of the Company. Revenue is recognized upon transfer of title and risk of loss. Revenue for goods sent directly from HPFEL to a retail customer is recognized when the customer takes ownership of the goods. Estimates for returned goods and warranty costs are accrued at the time of shipment.

  Product Development

     Research, engineering and product development costs are expensed as incurred.

  Statement of Cash Flows

     All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Such investments consist of a money market account.

  Advertising

     Advertising costs are expensed as incurred. In conjunction with transfers of inventory in 1998, the Company received advertising credits totaling $2,352,000 to be used for the purchase of advertising media, merchandise or services, subject to certain limitations and cash co-payments. The credits expire in February 2003. The remaining balance of these credits approximated $2,346,000 at December 31, 1999 and December 31, 2000 which are reported as prepaid expenses and other current assets and deposits and other assets. Additionally, the Company offers co-operative advertising credits to certain customers. These credits are expensed as earned. Total advertising expenses in 1998, 1999, and 2000 were approximately $6,564,000, $12,716,000 and $14,731,000, respectively which are included in selling expenses in the accompanying statement of income.

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

  Joint Venture

     In October 1998, the Company signed an agreement with General Electric creating a limited liability company for a motor manufacturing, sales and distribution company. The limited liability company, GE Holmes Industries, is owned 49% by a subsidiary of THG. The Company's portion of the joint venture earnings in 2000 was approximately $1,606,000 of which $611,000 is recorded as equity in earnings from joint venture and $995,000 is recorded as part of gross profit. The Company's portion of the joint venture earnings in 1999 were approximately $1,475,000 of which $902,000 is recorded as equity in earnings from joint venture and $573,000 is recorded as part of gross profit. The joint venture had no transactions during the year ended December 31, 1998.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at December 31, 1999 and 2000, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current period presentation.

3.  ACQUISITION

     On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of The Rival Company (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of THG's management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was approximately $88.7 million and $91.8 million, before $4.9 million and $2.3 million of accumulated amortization at December 31, 2000 and 1999, respectively and is being amortized on a straight-line basis over 35 years.

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

                             THE HOLMES GROUP, INC.

overlapping positions within the management and support staff layers of the combined company, relocation of key home environment personnel from Kansas City, MO to Milford, MA, consolidation of the Rival Hong Kong and Canadian offices into other existing local offices, and closure of the Warrensburg, MO manufacturing facility.

     These actions resulted in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. Severance for some of these employees will be paid during fiscal 2001.

     Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation was completed resulting in exit costs of $0.1 million. The Montreal, Canada and Warrensburg closures were completed during fiscal 2000. The estimated fair value of the Warrensburg facility has been reflected in the December 31, 2000 balance sheet as assets held for sale. Subsequent to December 31, 2000, the facility was sold which resulted in a gain of approximately $500,000.

     The reserve activity for fiscal 1999 and 2000 is as follows (in thousands):

                                                  EMPLOYEE         FACILITY          TOTAL
                                               SEVERANCE AND       EXIT AND         ACCRUED
                                              RELOCATION COSTS    OTHER COSTS    RESTRUCTURING
                                              ----------------    -----------    -------------
Restructuring accrual at February 5, 1999...      $ 5,864            $ 563          $ 6,427
Cash payments made fiscal 1999..............       (1,647)            (136)          (1,783)
                                                  -------            -----          -------
Balance at December 31, 1999................      $ 4,217            $ 427          $ 4,644
Cash payments made fiscal 2000..............       (2,451)              --           (2,451)
Adjustments made fiscal 2000................       (1,054)            (194)          (1,248)
                                                  -------            -----          -------
Balance at December 31, 2000................      $   712            $ 233          $   945

     The adjustments made in fiscal 2000 include a reduction of the original severance and relocation amount and a reduction of the facility exit costs amount as part of the closure of the Warrensburg, Missouri facility. These adjustments were recorded as reductions of goodwill.

     Prior to the acquisition by THG, Rival recorded an $8.4 million restructuring charge relating to the closing of three facilities. Each of these facilities was closed during fiscal 1999. One of the properties was sold during June 1999 resulting in no gain or loss. Proceeds from the sale were $1,519,000 net of selling expenses. A second property was sold during September 1999 which also resulted in no gain or loss. The proceeds from this sale were $1,165,000. The final property was sold in April, 2000. Proceeds from this sale were $1,595,000 net of selling expenses and also resulted in no gain or loss.

     Following the Rival acquisition, the Company divested two of Rival's non-core business units. On October 8, 1999, the Company sold the assets of Rival's sump and utility pumps division for $11.4 million. The proceeds received for the assets exceeded the net asset values recorded by $0.7. On December 21, 1999, the Company sold the net assets of Rival's industrial and building supply products businesses for proceeds of $9.7 million, net of contingent consideration of $2.7 million. The contingent consideration was based on certain performance metrics and actual final inventory counts. Excluding the contingent consideration, the book value of the net assets sold exceeded the proceeds received by $5.5 million. Due to the proximity of the transactions to the original Rival acquisition date, the net loss on these transactions of $4.7 million was recorded as an increase in goodwill.

     During 2000, goodwill was decreased by approximately $1.0 million to reflect contingent consideration received during the year, net of applicable costs and deferred taxes. Any remaining contingent consideration received in 2001 will be recorded as a reduction of goodwill.

                             THE HOLMES GROUP, INC.

     The following unaudited pro forma data summarizes the Company's results of operations for the period indicated as if the acquisition had been completed as of the beginning of the period presented. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and additional amortization expense as a result of the goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 1999, or of future results of operations.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
Net sales...................................................      $529,890
Net income (loss)...........................................        (6,465)

4.  RELATED PARTY TRANSACTIONS

     THG pays a sales commission to Jordan Kahn Co. Inc., owned principally by an officer and stockholder of the Company. Such commissions approximated $368,000, $287,000 and $337,000 in 1998, 1999 and 2000, respectively, which are included in selling expenses in the accompanying statement of income.

     As part of the recapitalization transactions described in Note 9, the Company entered into a consulting agreement with its new majority stockholder, to provide management, financial, advisory and strategic support and analysis. The agreement expires in November 2002, or earlier if the stockholder's ownership percentage declines to less than 40% or less than the percentage owned by management of the Company, taken as a group. Fees under this agreement were $400,000 per year and increased to $500,000 per year as of February 5, 1999, upon the Rival acquisition.

     In connection with the amendments to the Credit Facility described in Note 8, the majority stockholder guaranteed a portion of the facility, for which the Company has agreed to pay a guarantee fee of $1.1 million for the next 12 months, continuing at an annual rate of $1.1 million thereafter through July 1, 2002. Payment of these fees is subordinated to our obligations under the Credit Facility.

5.  INVENTORIES

     Inventories are as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1999            2000
                                                          ------------    ------------
Finished goods..........................................  $ 61,154,000    $ 97,375,000
Raw materials...........................................    39,117,000      25,322,000
Work-in-process.........................................    11,288,000       7,977,000
                                                          ------------    ------------
                                                           111,559,000     130,674,000
LIFO allowance..........................................     1,101,000         376,000
                                                          ------------    ------------
                                                          $112,660,000    $131,050,000
                                                          ============    ============

                             THE HOLMES GROUP, INC.

6.  PROPERTY AND EQUIPMENT

     Property and equipment are as follows:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                       DEPRECIABLE LIVES           1999            2000
                                    ------------------------    -----------    ------------
Mold costs and tooling............      1 1/2 - 5 years         $26,377,000    $ 33,527,000
Plant and machinery...............        7 - 10 years           30,564,000      38,155,000
Buildings and leasehold
  improvements....................  life of lease - 40 years     16,581,000      27,059,000
Equipment and computer
  equipment.......................        5 - 7 years             6,059,000       6,862,000
Furniture and fixtures............        5 - 10 years            4,385,000       6,223,000
Land..............................            N/A                   712,000         712,000
Motor vehicles....................        4 - 5 years               506,000         508,000
                                                                -----------    ------------
                                                                 85,184,000     113,046,000
Less -- accumulated depreciation
  and amortization................                               30,836,000      45,464,000
                                                                -----------    ------------
                                                                $54,348,000    $ 67,582,000
                                                                ===========    ============

     There are no assets recorded under capital leases as of December 31, 2000. Property and equipment recorded under capital leases amounted to approximately $1,321,000 at December 31, 1999. Total accumulated amortization related to these assets is approximately $567,000 at December 31, 1999.

7.  ACCRUED EXPENSES

     Accrued expenses are as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Sales returns and allowances..............................  $ 7,812,000    $ 8,279,000
Payroll and bonuses.......................................    8,179,000      5,796,000
Interest payable..........................................    2,144,000      4,416,000
Advertising...............................................    6,613,000      8,640,000
Other.....................................................   11,508,000      6,214,000
                                                            -----------    -----------
                                                            $36,256,000    $33,345,000
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

                             THE HOLMES GROUP, INC.

of equity securities. Additionally, upon certain sales of stock or assets or a change of control of THG, THG must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

     The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG's ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility and other enumerated exceptions). The Notes are cross-defaulted to payment defaults under the Credit Facility.

  Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. This Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $140.0 million revolving credit facility that matures February 5, 2005. Availability under the Credit Facility is reduced by outstanding letters of credit. As of December 31, 2000, the Company's availability was $18.7 million, net of outstanding letters of credit totalling $4.3 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

     The Company's financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. The lending group agreed to a Forbearance Agreement with respect to such defaults on April 13, 2001. On May 7, 2001, the Credit Facility was further amended to waive the defaults and to revise certain of the financial ratio covenants through June 30, 2002. In addition, the maximum revolving credit availability under the Credit Facility has been increased from $140.0 million to an aggregate of $180.0 million through January 31, 2002, decreasing to an aggregate of $155.0 million through July 1, 2002 and $115.0 million thereafter, subject to a borrowing base formula. As partial consideration for the amendments, the Company issued warrants to the lenders to acquire up to 5% of THG's common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, the majority stockholder agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment.

     The Credit Facility as amended, and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

                             THE HOLMES GROUP, INC.

     Long-term debt consists of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            2000
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Credit Facility, with a weighted average interest rate of
  10.1% at December 31, 2000...............................    $210,075        $232,425
9 7/8% Senior Subordinated Notes, net of unamortized
  discount of $1.2 million at December 31, 1999 and $1.1
  million at December 31, 2000.............................     135,085         135,186
                                                               --------        --------
Total debt.................................................     345,160         367,611
Less current maturities....................................       6,450           7,250
                                                               --------        --------
Long-term debt.............................................    $338,710        $360,361

     Aggregate maturities of long-term debt (excluding obligations under capital leases) are as follows:

                                                               DECEMBER 31,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 7,250
2002........................................................       8,850
2003........................................................       9,450
2004........................................................       8,375
2005........................................................      11,063

     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at December 31, 2000 was 6.66%, therefore the Company will be due approximately $40,000 in the first quarter of 2001 from the lending bank.

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

                             THE HOLMES GROUP, INC.

     The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

  Stock Option Plan

     In connection with the recapitalization transaction described above, THG's Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, directors, and consultants of the Company's, except that incentive stock options may not be issued to consultants or non-employee directors. A total of 1,563,020 shares of THG's common stock were reserved for issuance under the Plan. In order to provide for the Company's larger size and the addition of Rival's employees following the acquisition, the Option Plan was amended to increase the number of shares available for grant to 4,260,978. In October of 2000, the Plan was further amended to increase the number of shares available for grant to 4,460,978. The exercise price and period over which options become exercisable will be determined by the Board of Directors. However, the exercise price of incentive stock options will be equal to at least 100% of the fair market value of THG's common stock on the date of grant (110% for individuals holding more than 10% of THG's common stock). Options will expire no later than 10 years after date of grant (5 years for individuals holding more than 10% of THG's common stock). The Plan will expire in November 2006.

     The following summarizes stock option activity under the plan:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                  EXERCISE      EXERCISE
                                                     SHARES      PRICE RANGE     PRICE
                                                    ---------   -------------   --------
Outstanding as of December 31, 1997...............         --              --       --
Granted during 1998...............................  1,474,152           $3.50    $3.50
Exercised during 1998.............................         --              --       --
Forfeited during 1998.............................    (25,800)          $3.50    $3.50
                                                    ---------   -------------    -----
Outstanding as of December 31, 1998...............  1,448,352           $3.50    $3.50
Granted during 1999...............................  2,380,404           $5.04    $5.04
Exercised during 1999.............................         --              --       --
Forfeited during 1999.............................   (161,670)  $3.50 - $5.04    $4.48
                                                    ---------   -------------    -----
Outstanding as of December 31, 1999...............  3,667,086   $3.50 - $5.04    $4.46
Granted during 2000...............................    843,550           $5.04    $5.04
Exercised during 2000.............................         --              --       --
Forfeited during 2000.............................   (243,730)  $3.50 - $5.04    $4.78
                                                    ---------   -------------    -----
Outstanding as of December 31, 2000...............  4,266,906   $3.50 - $5.04    $4.55
                                                    ---------   -------------    -----
Number of shares exercisable as of December 31,
  2000............................................    991,802   $3.50 - $5.04    $4.16
Total available for grant as of December 31,
  2000............................................    194,072              --       --

                             THE HOLMES GROUP, INC.

     The following table summarizes information about the 1997 Plan stock options outstanding at December 31, 2000:

                     OPTIONS OUTSTANDING
           ----------------------------------------      OPTIONS EXERCISABLE
                              WEIGHTED                -------------------------
               NUMBER         AVERAGE      WEIGHTED       NUMBER       WEIGHTED
RANGE OF   OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
EXERCISES   DECEMBER 31,    CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
 PRICES         2000        LIFE (YEARS)    PRICE          2000         PRICE
---------  --------------   ------------   --------   --------------   --------
    $3.50    1,349,652          7.4         $3.50        569,521        $3.50
    $5.04    2,917,254          8.5         $5.04        422,281        $5.04
             ---------                      -----        -------        -----
             4,266,906                      $4.55        991,802        $4.16
             =========                      =====        =======        =====

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's stock option plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). Had compensation cost been determined based on fair value at the grant dates for awards in 1998, 1999 and 2000, consistent with the provisions of FAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below. The pro forma net income reflected below does not include a tax benefit for 2000 as a full valuation allowance would have been provided against any such benefit.

                                                          1998      1999       2000
                                                         ------    ------    --------
                                                                (IN THOUSANDS)
Net income (loss) -- as reported.......................  $8,961    $1,812    $(32,170)
Net income(loss) -- pro forma..........................   8,805     1,286    $(33,149)

     The fair value of options granted at date of grant was estimated using the Black-Sholes model with the following assumptions:

                                                            1998      1999      2000
                                                           ------    ------    ------
Weighted average expected life (years)...................    6.0       6.0          6.0
Weighted average interest rate...........................    5.32%     5.12%        6.17%

     The weighted average grant date fair value of options granted during 1998, 1999 and 2000 was $1.17, $1.30 and $1.54 per share, respectively.

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

                             THE HOLMES GROUP, INC.

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

     Income tax expense (benefit) consists of the following:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                               1998            1999            2000
                                            -----------    ------------    ------------
Current:
  Federal.................................  $ 1,844,000    $ (7,309,000)   $         --
  State...................................      366,000         115,000         226,000
  Foreign.................................      753,000       2,046,000       1,433,000
                                            -----------    ------------    ------------
  Total current...........................    2,963,000      (5,148,000)      1,659,000
                                            -----------    ------------    ------------
Deferred:
  Federal.................................  $  (609,000)   $  2,770,000    $         --
  State...................................     (132,000)         92,000              --
  Foreign.................................           --       2,199,000         932,000
                                            -----------    ------------    ------------
  Total deferred..........................     (741,000)      5,061,000         932,000
                                            -----------    ------------    ------------
                                            $ 2,222,000    $    (87,000)   $  2,591,000
                                            ===========    ============    ============

     Pre-tax income (loss) is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                               1998            1999            2000
                                            -----------    ------------    ------------
Domestic..................................  $   988,000    $(16,464,000)   $(44,489,000)
Foreign...................................   10,195,000      18,189,000      14,910,000
                                            -----------    ------------    ------------
                                            $11,183,000    $  1,725,000    $(29,579,000)
                                            ===========    ============    ============

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

     Dongguan Raider Motor Corp. Ltd. has been profitable for over 5 years and therefore has passed the tax holiday. Dongguan Huixin Electrical Products Company, Ltd. has made profits since 1998 and is now in the tax holiday period which provides for a 50% reduction in the tax rate.

     If not exempt, the statutory tax rate which applies to these companies in China is 24% (prior to the 50% reduction described above for the first three years after the exemption expires), as their operations are located in a region of China where tax incentives are applicable.

                             THE HOLMES GROUP, INC.

     The Bahamas registered companies (HPFEL and Raider Motor Corp.) are subject to tax in Hong Kong at 16.0% only to the extent that their income is deemed to be onshore Hong Kong.

     The Company's effective tax rate varies from the statutory U.S. federal tax rate as a result of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1998      1999     2000
                                                             -----    ------    -----
Statutory U.S. federal tax rate............................   35.0%     35.0%   (35.0)%
State taxes, net of federal tax benefit....................    1.4     (30.1)    (6.6)
Foreign earnings taxed at different rates..................  (17.1)   (102.7)   (10.0)
Valuation allowance on deferred tax assets.................     --      16.4     57.4
Goodwill amortization......................................     --      41.2      2.7
Non-deductible expenses....................................     .3       3.8       --
Other......................................................     .3      31.4       .3
                                                             -----    ------    -----
Effective tax rate.........................................   19.9%     (5.0)%    8.8%
                                                             =====    ======    =====

     Deferred tax assets and deferred tax liabilities are comprised of the following at December 31, 1999 and 2000:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          2000
                                                             ----------    -----------
Deferred tax assets:
  Net operating losses.....................................   3,729,000     21,122,000
  Contribution carryover...................................          --         38,000
  Accrued expenses.........................................   4,712,000      3,097,000
  Inventory................................................   1,910,000      2,303,000
  Interest limitation carryforward.........................     964,000        964,000
  Intangibles..............................................     997,000             --
  Accounts receivable......................................   5,348,000      9,325,000
                                                             ----------    -----------
     Gross deferred tax assets.............................  17,660,000     36,849,000
Deferred tax liabilities:
  Intangibles..............................................          --       (127,000)
  Property and equipment...................................  (5,653,000)    (6,991,000)
  Employee pension plan....................................    (867,000)    (1,169,000)
                                                             ----------    -----------
     Net deferred tax assets before valuation allowance....  11,140,000     28,562,000
  Valuation allowance......................................  (1,650,000)   (18,541,000)
                                                             ----------    -----------
  Net deferred tax assets..................................   9,490,000     10,021,000
                                                             ==========    ===========

     As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $45.9 million expiring between 2004 and 2020. The Company has increased its valuation allowance from $1,650,000 to $18,541,000 primarily related to the realizability of federal and state net operating loss carryforwards generated in the current year. The Company has recorded the balance of the deferred tax asset in the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies. The utilization of the net operating loss carryforwards may also be further limited in the event of a change of ownership as defined under Internal Revenue Code
Section 382.

                             THE HOLMES GROUP, INC.

     As of December 31, 1999, the Company had a valuation allowance of $1,650,000 provided for certain state operating losses and certain interest deductions which were limited on payments to the former majority shareholder due to compensation recorded in conjunction with the recapitalization transaction described in Note 9.

     In general, no provision has been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, as it is management's intention that these earnings will continue to be reinvested. It is not practicable to estimate the amount of additional tax that might be payable on such earnings. Total undistributed earnings of foreign subsidiaries as of December 31, 2000 are approximately $52,438,000.

11.  LEASES

     The Company has various noncancellable operating leases for facilities, vehicles and office equipment which expire at various dates through 2015. Certain of these leases contain options for renewal or purchase of the underlying asset. Rent expense was approximately $3,916,000 in 1998, $7,052,000 in 1999 and $7,575,000 in 2000.

     The Company signed a 15 year lease agreement for its new corporate headquarters facility and distribution center on January 7, 2000. Construction was completed and the Company moved in February 2001. The lease payments commenced September 1, 2000 for a portion of the facility and December 1, 2000 for the full facility. Yearly lease payments of $2,374,339 increase every three years by a factor of up to 6.75%.

     At December 31, 2000, future minimum rental payments under noncancellable lease arrangements (including the new corporate headquarters facility and distribution center) are as follows:

                                                               OPERATING
                                                                LEASES
                                                              -----------
2001........................................................  $ 6,608,000
2002........................................................    6,229,000
2003........................................................    5,620,000
2004........................................................    5,379,000
2005 and thereafter.........................................   35,548,000
                                                              -----------
                                                              $59,384,000
                                                              ===========

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

     The Company's contributions to these plans approximated $308,000, $542,000 and $298,000 in 1998, 1999 and 2000, respectively.

                             THE HOLMES GROUP, INC.

  Pensions and other Postretirement Benefits

     As part of the acquisition as described in Note 3, THG acquired three Rival Company defined benefit pension plans: The Rival Company Jackson Plant Employees' Retirement Plan, The Rival Manufacturing Company Clinton Plant Employees' Retirement Plan, and The Rival Company Plan for Sales, Administrative and Clerical Employees ("SAC plan"). Benefits for plant employees are primarily based on years of service. Sales, administrative and clerical employees receive a retirement benefit based on final pay at retirement and years of service.

     During the first quarter of fiscal 2000 the SAC plan was amended and restated to allow the vesting of benefits for certain plan participants under a cash balance plan formula. All employees who were aged 50 with 5 years of credited service on February 28, 2000 were grandfathered under the old plan formula. The new plan was renamed The Holmes Group Retirement Benefit Accumulation Plan.

     Effective December 30, 2000, The Rival Company Jackson Plant Employees' Retirement Plan and The Rival Manufacturing Company Clinton Plant Employees' Retirement Plan were merged into the Holmes Group Retirement Benefit Accumulation Plan, but retained their respective benefit formulas. All benefits under the Plan are noncontributory.

     The Company's funding policy is consistent with the funding requirements under ERISA and the Internal Revenue Code.

                             THE HOLMES GROUP, INC.

                                                                   FISCAL YEAR ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                              ------------    ------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $        --     $15,421,297
Service cost................................................      729,989         563,251
Interest cost...............................................      930,357         932,113
Amendments..................................................           --      (1,189,722)
Actuarial (gain)............................................   (1,080,411)       (821,255)
Acquisition.................................................   15,374,393              --
Curtailment.................................................           --        (194,742)
Benefits paid...............................................     (533,031)     (1,143,541)
                                                              -----------     -----------
Benefit obligation at end of year...........................  $15,421,297     $13,567,401

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............           --     $16,939,348
Actual return on plan assets................................  $  (410,186)      1,132,048
Acquisition.................................................   17,550,509              --
Employer contribution.......................................      332,056         422,148
Benefits paid...............................................     (533,031)     (1,143,541)
                                                              -----------     -----------
Fair value of plan assets at end of year....................   16,939,348      17,350,003
Funded status...............................................    1,518,051       3,782,602
Unrecognized prior service cost.............................           --      (1,006,422)
Unrecognized net actuarial loss.............................      748,142         333,238
                                                              -----------     -----------
Prepaid benefit cost........................................  $ 2,266,193     $ 3,109,418

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate...............................................         8.00%           7.50%
Expected return on plan assets..............................         9.00%           9.00%
Rate of compensation increase...............................         4.50%           4.50%

COMPONENTS OF NET PERIODIC PENSION COST (INCOME)
Service cost................................................  $   729,989     $   563,251
Interest cost...............................................      930,357         932,113
Expected return on plan assets..............................   (1,418,368)     (1,514,581)
Amortization of prior service cost..........................           --         (69,548)
Amortization of net actuarial (gain)........................           --         (23,818)
                                                              -----------     -----------
Net periodic pension cost (income)..........................  $   241,978     $  (112,583)
FAS 88 (income).............................................  $        --     $  (308,494)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF ACQUISITION DATE
Discount rate...............................................         6.75%
Expected return on plan assets..............................         9.00%
Rate of compensation increase...............................         4.50%

                             THE HOLMES GROUP, INC.

13.  BUSINESS AND CREDIT CONCENTRATIONS AND BUSINESS SEGMENTS

  Business and Credit Concentrations

     THG sells its products to retailers throughout the United States, Canada, Mexico and Europe. Three customers accounted for approximately 22%, 14% and 12%, respectively, of total sales in 1998. Two of these customers accounted for approximately 27% and 11%, respectively, of total sales in 1999 and approximately 26% and 10%, respectively, of total sales in 2000. Accounts receivable due from the three largest customers amounted to 29% and 33% of total accounts receivable at December 31, 1999 and 2000, respectively.

     Certain of THG's retail customers have filed for bankruptcy protection during 1999 and 2000. Management monitors and evaluates the credit status of its customers, and adjusts sales terms as appropriate. The Company maintains reserves for potential credit losses. THG has also entered into an agreement with an insurance company to insure THG's receivables from certain pre-determined customers, up to specified limits, if the customer defaults on payment. In exchange, THG pays a monthly fee. Management does not believe that the Company is subject to any other unusual risks beyond the normal credit risk attendant to operating their business.

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

     The Company currently manages its operations through three business segments: consumer durables, international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot(R) slow cookers, toasters, ice cream freezers, can openers, showerheads, massagers and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products and is considered one business segment due to the similar customer base and distribution channels. The international segment sells the Company's products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL.

                             THE HOLMES GROUP, INC.

     The other category represents the divested industrial and building supply businesses that were considered a separate segment prior to 2000. The 2000 amounts represent the final shipments under supply agreements with the purchasers of these businesses.

                                  CONSUMER                                                        CONSOLIDATED
                                  DURABLES   FAR EAST    INTERNATIONAL    OTHER    ELIMINATIONS      TOTALS
     (IN THOUSANDS)               --------   ---------   -------------   -------   ------------   ------------
Net sales to customers...  2000   $449,378   $  14,427      $45,717      $ 3,727           --       $513,249
                           1999    437,297       6,566       38,953       24,671           --        507,487
                           1998    201,709       5,070        5,469           --           --        212,248
Intersegment net sales...  2000         --    (219,558)          --           --     (219,558)            --
                           1999         --     154,501           --           --     (154,501)            --
                           1998         --     106,241           --           --     (106,241)            --
Depreciation and
  amortization...........  2000      8,660       6,818          259           --           --         15,737
                           1999      8,432       4,764          170        1,767           --         15,133
                           1998      2,770       4,571            7           --         (100)         7,248
Net interest expense
  (income)...............  2000     38,650        (100)          --           --           --         38,550
                           1999     33,489         (25)          --            8           --         33,472
                           1998     14,337        (890)         404           --          (18)        13,833
Other operating costs....  2000    443,964     211,918       47,288        6,541     (218,579)       491,132
                           1999    402,541     144,678       36,240       27,802     (154,191)       457,070
                           1998    185,239      97,261        4,872           --     (105,166)       182,206
Segment income (loss)....  2000    (41,896)     15,349       (1,830)      (2,814)        (979)       (32,170)
                           1999     (7,165)     11,650        2,543       (4,906)        (310)         1,812
                           1998       (637)     10,369          186           --         (957)         8,961
Segment assets...........  2000    635,566      87,861       33,786           --     (303,344)       453,869
                           1999    656,448      63,828       29,620        5,624     (299,024)       456,496
                           1998    103,418      41,734        4,821           --      (18,616)       131,357
Segment capital
  expenditures...........  2000     10,571      17,263          507           --           --         28,341
                           1999      4,212      12,534          240          628           --         17,614
                           1998      2,784       1,963            2           --           --          4,749

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. The results are disaggregated using a management approach, which is consistent with the manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operational decisions.

     Other operating costs include: cost of sales, operating expenses, other (income) expense, net, equity in earnings from joint venture and income taxes.

                             THE HOLMES GROUP, INC.

     The following information is summarized by geographic area:

                                                                        CANADA       CONSOLIDATED
                                      UNITED STATES     FAR EAST      AND EUROPE        TOTAL
                                      -------------    -----------    -----------    ------------
Net sales:
  Year ended December 31, 1998......  $201,709,000     $ 5,070,000    $ 5,469,000    $212,248,000
  Year ended December 31, 1999......   461,968,000       6,566,000     38,953,000     507,487,000
  Year ended December 31, 2000......   453,105,000      14,427,000     45,717,000     513,249,000
Identifiable assets:
  December 31, 1999.................    35,991,000      20,264,000        527,000      56,782,000
  December 31, 2000.................    37,777,000      30,654,000        775,000      69,206,000

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

     In January 2000, THG entered into a one year exclusive license and supply agreement for certain chemical additives. The agreement provided for a minimum annual royalty payment by THG of $170,000. THG had an annual minimum purchase obligation under this agreement of $80,000 in 2000. A two year renewal of this agreement is currently being negotiated by the parties that will contain the same or lower minimum royalty and purchase commitment payments.

     At December 31, 2000, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $12.4 million.

     The Company is involved in litigation and is the subject of claims arising in the normal course of its business. HPFEL has a contingent liability related to potential withholding taxes (and the surcharges thereon) on rent paid to the spouse of one of the directors. Although the individual has accepted responsibility for the payment of these taxes, the Company would be accountable for these tax payments in the event that the individual did not fulfill this obligation. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company's financial position or results of operations and cash flows.

     The Company has entered into employment agreements with several executives, which, as currently in effect, expire on December 31, 2001, renewable for additional annual periods by mutual consent. These agreements provide that if employment is terminated without cause, the employees will receive severance payments of their respective salaries for the longer of 12 months or the remainder of the term, in the case of the Company's president, or for 12 months, in the case of the other executives.

15.  DISTRIBUTION OF PROFIT

     Amounts that can be distributed by HPFEL's subsidiaries in China are based on the financial regulations of China, which differ from accounting principles generally accepted in the United States. In particular,

                             THE HOLMES GROUP, INC.

HPFEL's two Chinese operating subsidiaries, Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd., are deemed to be wholly owned foreign enterprises and, as such, Chinese laws and regulations require these companies to transfer a certain portion of after-tax profit each year to a reserve fund and employee bonus and welfare fund.

     The amount transferred to the reserve fund must be at least 10% of the after-tax profit each year, determined in accordance with the financial regulations of China, up to a cumulative maximum of 50% of the entity's registered capital stock. Transfers to the staff welfare fund can be determined by management. Management has decided that no transfers are to be made to the employee staff welfare fund in 2000.

     The retained earnings of these companies, including earnings attributable to the former minority stockholders, on the basis of accounting principles generally accepted in the United States, are as follows:

                                                                1999          2000
                                                             ----------    -----------
Dongguan Raider Motor Corp. Ltd. ..........................  $9,633,000    $10,449,000
Dongguan Huixin Electrical Products Company, Ltd. .........   4,780,000      8,872,000

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

     Fair values for cash and cash equivalents, accounts receivable, other receivables, income taxes receivable, accounts payable, accrued expenses, accrued income taxes and capital lease obligations approximate their carrying values at December 31, 1999 and 2000, due to their relatively short maturity. The fair values of the Company's Notes and Credit Facility approximate their carrying values at December 31, 2000 because the interest rates on these borrowings approximate current market rates.

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

                             THE HOLMES GROUP, INC.

                          CONSOLIDATING BALANCE SHEET

                                                                DECEMBER 31, 1999
                                      ---------------------------------------------------------------------
                                                  GUARANTOR     NON-GUARANTOR
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.........  $    192     $    795        $ 5,660              --       $  6,647
  Accounts receivable, net..........    47,610       77,636         17,018              --        142,264
  Inventories.......................    45,518       47,993         23,899       $  (4,750)       112,660
  Prepaid expenses and other current
    assets..........................     2,154           45          1,798              --          3,997
  Deferred income taxes.............     5,134        5,748            995              --         11,877
  Income taxes receivable...........        --        7,852             --              --          7,852
  Due from affiliates...............   230,256           89         20,721        (251,066)            --
                                      --------     --------        -------       ---------       --------
    Total current assets............   330,864      140,158         70,091        (255,816)       285,297
                                      --------     --------        -------       ---------       --------
Assets held for sale................       701        1,733             --              --          2,434
Property and equipment, net.........     3,440       30,127         20,791             (10)        54,348
Goodwill, net.......................        --       87,498          1,995              --         89,493
Deferred income taxes...............        --           --             --              --             --
Deposits and other assets...........    24,386        2,267            571          (2,300)        24,924
Investments in consolidated
  subsidiaries......................    40,898           --             --         (40,898)            --
                                      --------     --------        -------       ---------       --------
                                      $400,289     $261,783        $93,448       $(299,024)      $456,496
                                      ========     ========        =======       =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease
    obligations and other debt......  $     --     $     --        $   589              --       $    589
  Current portion of credit
    facility........................     6,450           --             --              --          6,450
  Accounts payable..................     5,395        1,335         22,003          (2,300)        26,433
  Accrued expenses..................    11,304       20,626          4,326              --         36,256
  Accrued income taxes..............    (2,518)       3,028          3,413              --          3,923
  Due to affiliates.................     3,148      228,861         19,057       $(251,066)            --
                                      --------     --------        -------       ---------       --------
    Total current liabilities.......    23,779      253,850         49,388        (253,366)        73,651
                                      --------     --------        -------       ---------       --------
Credit facility.....................   203,625           --             --              --        203,625
                                      --------     --------        -------       ---------       --------
Long-term debt......................   135,085           --             --              --        135,085
                                      --------     --------        -------       ---------       --------
Other long-term liabilities.........        --           --          4,054              --          4,054
                                      --------     --------        -------       ---------       --------
Deferred income taxes...............        --        2,281             --              --          2,281
                                      --------     --------        -------       ---------       --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value.....        20            2             --              (2)            20
  Common stock, $1 par value........        --           --            100            (100)            --
  Additional paid in capital........    67,915           --             --              --         67,915
  Accumulated other comprehensive
    income..........................       397           --            397            (397)           397
  Treasury stock....................   (62,058)          --             --              --        (62,058)
  Retained earnings.................    31,526        5,650         39,509         (45,159)        31,526
                                      --------     --------        -------       ---------       --------
         Total stockholders' equity
            (deficit)...............    37,800        5,652         40,006         (45,658)        37,800
                                      --------     --------        -------       ---------       --------
                                      $400,289     $261,783        $93,448       $(299,024)      $456,496
                                      ========     ========        =======       =========       ========

                             THE HOLMES GROUP, INC.

                                                                DECEMBER 31, 2000
                                      ---------------------------------------------------------------------
                                                  GUARANTOR     NON-GUARANTOR
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.........  $    175     $    959       $  1,883              --       $  3,017
  Accounts receivable, net..........    51,725       49,459         23,315              --        124,499
  Inventories.......................    51,181       52,637         32,396       $  (5,164)       131,050
  Prepaid expenses and other current
    assets..........................     2,922           74          3,461              --          6,457
  Deferred income taxes.............     5,300        9,911           (486)             --         14,725
  Income taxes receivable...........        --           --             --              --             --
  Due from affiliates...............   223,445           89         29,138        (252,672)            --
                                      --------     --------       --------       ---------       --------
    Total current assets............   334,748      113,129         89,707        (257,836)       279,748
                                      --------     --------       --------       ---------       --------
Assets held for sale................        --        1,624             --              --          1,624
Property and equipment, net.........     5,482       30,671         31,429              --         67,582
Goodwill, net.......................        --       83,779             --              --         83,779
Deferred income taxes...............        --           --             --              --             --
Deposits and other assets...........    21,806        3,110            511          (4,291)        21,136
Investments in consolidated
  subsidiaries......................    41,217           --             --         (41,217)            --
                                      --------     --------       --------       ---------       --------
                                      $403,253     $232,313       $121,647       $(303,344)      $453,869
                                      ========     ========       ========       =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease
    obligations and other debt......  $     --     $     --       $    784              --       $    784
  Current portion of credit
    facility........................     7,250           --             --              --          7,250
  Accounts payable..................     7,367       (2,261)        29,264          (4,191)        30,179
  Accrued expenses..................    15,835       12,298          5,212              --         33,345
  Accrued income taxes..............       (10)       2,521          2,206              --          4,717
  Due to affiliates.................     6,976      221,939         23,757       $(252,672)            --
                                      --------     --------       --------       ---------       --------
    Total current liabilities.......    37,418      234,497         61,223        (256,863)        76,275
                                      --------     --------       --------       ---------       --------
Credit facility.....................   225,175           --             --              --        225,175
                                      --------     --------       --------       ---------       --------
Long-term debt......................   135,186           --             --              --        135,186
                                      --------     --------       --------       ---------       --------
Other long-term liabilities.........        --           --          7,055              --          7,055
                                      --------     --------       --------       ---------       --------
Deferred income taxes...............        --        4,704             --              --          4,704
                                      --------     --------       --------       ---------       --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value.....        20            2             --              (2)            20
  Common stock, $1 par value........        --           --            100            (100)            --
  Additional paid in capital........    67,915           --             --              --         67,915
  Accumulated other comprehensive
    income..........................       241           --            241            (241)           241
  Treasury stock....................   (62,058)          --             --              --        (62,058)
  Retained earnings (deficit).......      (644)      (6,890)        53,028         (46,138)          (644)
                                      --------     --------       --------       ---------       --------
         Total stockholders' equity
            (deficit)...............     5,474       (6,888)        53,369         (46,481)         5,474
                                      --------     --------       --------       ---------       --------
                                      $403,253     $232,313       $121,647       $(303,344)      $453,869
                                      ========     ========       ========       =========       ========

                             THE HOLMES GROUP, INC.

                         CONSOLIDATING INCOME STATEMENT

                                                          YEAR ENDED DECEMBER 31, 1998
                                      ---------------------------------------------------------------------
                                                  GUARANTOR     NON-GUARANTOR
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net sales...........................  $201,709       $--          $116,780       $(106,241)      $212,248
Cost of goods sold..................   152,505        --            97,039        (105,266)       144,278
                                      --------       ---          --------       ---------       --------
  Gross profit (loss)...............    49,204        --            19,741            (975)        67,970
                                      --------       ---          --------       ---------       --------
Operating expenses:
  Selling...........................    19,740        --               716              --         20,456
  General and administrative........     8,328        --             8,311              --         16,639
  Product development...............     6,213        --                82              --          6,295
                                      --------       ---          --------       ---------       --------
    Total operating expenses........    34,281        --             9,109              --         43,390
                                      --------       ---          --------       ---------       --------
    Operating profit (loss).........    14,923        --            10,632            (975)        24,580
                                      --------       ---          --------       ---------       --------
Other income and expense:
  Other (income) expense, net.......      (216)       --              (220)             --           (436)
  Interest and other expense, net...    14,337        --              (486)            (18)        13,833
                                      --------       ---          --------       ---------       --------
    Total other (income) expense....    14,121        --              (706)            (18)        13,397
                                      --------       ---          --------       ---------       --------
Income (loss) before income taxes
  and equity in income of
  consolidated subsidiaries and
  minority interest.................       802        --            11,338            (957)        11,183
Income tax expense..................     1,439        --               783              --          2,222
                                      --------       ---          --------       ---------       --------
Income (loss) before equity in
  income of consolidated
  subsidiaries and minority
  interest..........................      (637)       --            10,555            (957)         8,961
Equity in income of consolidated
  subsidiaries......................     9,598        --                --          (9,598)            --
                                      --------       ---          --------       ---------       --------
Income (loss) before minority
  interest..........................     8,961        --            10,555         (10,555)         8,961
Minority interest in net income of
  majority owned subsidiaries.......        --        --                --              --             --
                                      --------       ---          --------       ---------       --------
Net income (loss)...................  $  8,961       $--          $ 10,555       $ (10,555)      $  8,961
                                      ========       ===          ========       =========       ========

                             THE HOLMES GROUP, INC.

                                                          YEAR ENDED DECEMBER 31, 1999
                                      ---------------------------------------------------------------------
                                                  GUARANTOR     NON-GUARANTOR
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net sales...........................  $216,457     $245,512       $200,019       $(154,501)      $507,487
Cost of goods sold..................   160,272      191,448        166,778        (154,190)       364,308
                                      --------     --------       --------       ---------       --------
  Gross profit (loss)...............    56,185       54,064         33,241            (311)       143,179
                                      --------     --------       --------       ---------       --------
Operating expenses:
  Selling...........................    27,621       33,226          6,605              --         67,452
  General and administrative........     9,146        9,645          9,543              --         28,334
  Product development...............     7,448        3,000             --              --         10,448
  Plant closing costs...............        --        2,439             --              --          2,439
  Amortization of goodwill and other
    intangible assets...............        --        2,634             66              --          2,700
                                      --------     --------       --------       ---------       --------
    Total operating expenses........    44,215       50,944         16,214              --        111,373
                                      --------     --------       --------       ---------       --------
    Operating profit (loss).........    11,970        3,120         17,027            (311)        31,806
                                      --------     --------       --------       ---------       --------
Other income and expense:
  Other (income) expense, net.......        --       (1,041)        (1,448)             --         (2,489)
  Interest and other expense, net...    33,423           74            (25)             --         33,472
                                      --------     --------       --------       ---------       --------
    Total other (income) expense....    33,423         (967)        (1,473)             --         30,983
                                      --------     --------       --------       ---------       --------
Income (loss) before income taxes
  and equity in income of and equity
  in earnings from joint venture....   (21,453)       4,087         18,500            (311)           823
Income tax expense (benefit)........    (3,357)      (1,037)         4,307              --            (87)
                                      --------     --------       --------       ---------       --------
Equity in earnings from joint
  venture...........................      (902)          --             --              --           (902)
Income (loss) before equity in
  income of consolidated
  subsidiaries......................   (17,194)       5,124         14,193            (311)         1,812
Equity in income of consolidated
  subsidiaries......................    19,006           --             --         (19,006)            --
                                      --------     --------       --------       ---------       --------
Net income (loss)...................  $  1,812     $  5,124       $ 14,193       $ (19,317)      $  1,812
                                      ========     ========       ========       =========       ========

                             THE HOLMES GROUP, INC.

                                                          YEAR ENDED DECEMBER 31, 2000
                                      ---------------------------------------------------------------------
                                                  GUARANTOR     NON-GUARANTOR
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Net sales...........................  $231,340     $221,765       $279,702       $(219,558)      $513,249
Cost of goods sold..................   181,075      176,398        243,996        (219,264)       382,205
                                      --------     --------       --------       ---------       --------
  Gross profit (loss)...............    50,265       45,367         35,706            (294)       131,044
                                      --------     --------       --------       ---------       --------
Operating expenses:
  Selling...........................    32,322       30,362         10,837              --         73,521
  General and administrative........    14,426       10,451         11,107              --         35,984
  Product development...............     8,829        2,171             --              --         11,000
  Plant closing costs...............        --          340             --              --            340
  Amortization of goodwill and other
    intangible assets...............        --        2,597             --              --          2,597
                                      --------     --------       --------       ---------       --------
    Total operating expenses........    55,577       45,921         21,944              --        123,442
                                      --------     --------       --------       ---------       --------
    Operating profit (loss).........    (5,312)        (554)        13,762            (294)         7,602
                                      --------     --------       --------       ---------       --------
Other income and expense:
  Other (income) expense, net.......        23          891         (1,672)             --           (758)
  Interest and other expense, net...    27,905       10,745           (100)             --         38,550
                                      --------     --------       --------       ---------       --------
    Total other (income) expense....    27,928       11,636         (1,772)             --         37,792
                                      --------     --------       --------       ---------       --------
Income (loss) before income taxes
  and equity in income of and equity
  in earnings from joint venture....   (33,240)     (12,190)        15,534            (294)       (30,190)
                                      --------     --------       --------       ---------       --------
Income tax expense (benefit)........       226          350          2,015              --          2,591
Equity in earnings from joint
  venture...........................      (611)          --             --              --           (611)
                                      --------     --------       --------       ---------       --------
Income (loss) before equity in
  income of consolidated
  subsidiaries......................   (32,855)     (12,540)        13,519            (294)       (32,170)
Equity in income of consolidated
  subsidiaries......................       685           --             --            (685)            --
                                      --------     --------       --------       ---------       --------
Net income (loss)...................  $(32,170)    $(12,540)      $ 13,519       $    (979)      $(32,170)
                                      ========     ========       ========       =========       ========

                             THE HOLMES GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                           GUARANTOR     NON-GUARANTOR
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED
                                              ---------   ------------   -------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Year Ended December 31, 1998
Net cash provided by operating activities...  $  18,454     $     --       $  5,801       $  24,255
                                              ---------     --------       --------       ---------
Cash flows from investing activities:
  Purchases of property and equipment.......     (2,784)          --         (1,965)         (4,749)
  Purchase of minority interest.............         --           --           (451)           (451)
                                              ---------     --------       --------       ---------
     Net cash used for investing
       activities...........................     (2,784)          --         (2,416)         (5,200)
                                              ---------     --------       --------       ---------
Cash flows from financing activities:
  Debt issuance costs.......................       (295)          --             --            (295)
  Net borrowing of line of credit...........    (17,500)          --         (1,002)        (18,502)
  Principal payments on capital lease
     obligations............................         --           --           (701)           (701)
  Issuance of common stock..................        681           --             --             681
  Other net activity with Parent............       (752)          --            752              --
                                              ---------     --------       --------       ---------
     Net cash used for financing
       activities...........................    (17,866)          --           (951)        (18,817)
                                              ---------     --------       --------       ---------
Net increase in cash and cash equivalents...     (2,196)          --          2,434             238
Cash and cash equivalents, beginning of
  period....................................      3,741           --          1,400           5,141
                                              ---------     --------       --------       ---------
Cash and cash equivalents, end of period....  $   1,545     $     --       $  3,834       $   5,379
                                              =========     ========       ========       =========
Year Ended December 31, 1999
Net cash provided by operating activities...  $ (39,278)    $ 33,563       $ 12,845       $   7,130
                                              ---------     --------       --------       ---------
Cash flows from investing activities:
  Acquisition of business, net of cash
     acquired...............................   (279,571)          --             --        (279,571)
  Contribution in joint venture.............        (25)          --             --             (25)
  Proceeds from sale of assets held for sale
     and business divestitures..............         --       23,787             --          23,787
  Distribution in earnings from joint
     venture................................        138           --             --             138
  Purchases of property and equipment.......     (1,700)      (3,140)       (12,774)        (17,614)
  Cash received from joint venture
     partners...............................         --           --          2,252           2,252
                                              ---------     --------       --------       ---------
     Net cash used for investing
       activities...........................   (281,158)      20,647        (10,522)       (271,033)
                                              ---------     --------       --------       ---------
Cash flows from financing activities:
  Net repayment of line of credit...........    (10,000)          --             --         (10,000)
  Issuance of common stock..................     50,400           --             --          50,400
  Borrowings of long-term debt, net of
     issuance costs.........................     27,329           --             --          27,329
  Borrowings on credit facility, net of
     issuance costs.........................    198,704           --             --         198,704
  Principle payments on capital lease
     obligations............................         --           --           (604)           (604)
  Debt issuance costs.......................       (658)          --             --            (658)
  Other net activity with Parent............     53,308      (52,942)          (366)             --
                                              ---------     --------       --------       ---------
     Net cash used for financing
       activities...........................    319,083      (52,942)          (970)        265,171
                                              ---------     --------       --------       ---------

                             THE HOLMES GROUP, INC.

                                                           GUARANTOR     NON-GUARANTOR
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES    CONSOLIDATED
                                              ---------   ------------   -------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Net increase in cash and cash equivalents...     (1,353)       1,268          1,353           1,268
Cash and cash equivalents, beginning of
  period....................................      1,545         (473)         4,307           5,379
                                              ---------     --------       --------       ---------
Cash and cash equivalents, end of period....  $     192     $    795       $  5,660       $   6,647
                                              =========     ========       ========       =========
Year Ended December 31, 2000
Net cash provided by operating activities...  $  (4,170)    $(10,286)      $  8,935       $  (5,521)
                                              ---------     --------       --------       ---------
Cash flows from investing activities:
  Proceeds from sale of assets held for sale
     and business divestitures..............        701        4,052             --           4,753
  Distribution in earnings from joint
     venture................................      1,375           --             --           1,375
  Purchases of property and equipment.......     (3,376)      (7,195)       (17,770)        (28,341)
  Cash received from joint venture
     partners...............................         --           --          1,893           1,893
                                              ---------     --------       --------       ---------
     Net cash used for investing
       activities...........................     (1,300)      (3,143)       (15,877)        (20,320)
                                              ---------     --------       --------       ---------
Cash flows from financing activities:
  Borrowings on credit facility, net of
     issuance costs.........................     22,350           --             --          22,350
  Principle payments on capital lease
     obligations............................         --           --           (139)           (139)
  Other net activity with Parent............    (16,897)      13,593          3,304              --
                                              ---------     --------       --------       ---------
     Net cash used for financing
       activities...........................      5,453       13,593          3,165          22,211
                                              ---------     --------       --------       ---------
Net increase in cash and cash equivalents...        (17)         164         (3,777)         (3,630)
Cash and cash equivalents, beginning of
  period....................................        192          795          5,660           6,647
                                              ---------     --------       --------       ---------
Cash and cash equivalents, end of period....  $     175     $    959       $  1,883       $   3,017
                                              =========     ========       ========       =========

                                                                     SCHEDULE II

                             THE HOLMES GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                  ---------------------                  DEDUCTIONS
                                     BALANCE AT   CHARGED TO   CHARGED                  WRITE-OFF OF     BALANCE
                                     BEGINNING    COSTS AND    TO OTHER                 UNCOLLECTIBLE    AT END
                                     OF PERIOD     EXPENSES    ACCOUNTS   ACQUISITION     ACCOUNTS      OF PERIOD
                                     ----------   ----------   --------   -----------   -------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1998.....    $  459       $  523       $ --       $   --         $  263       $     719
  Year ended December 31, 1999.....       719        1,297         --        7,740            710           9,046
  Year ended December 31, 2000.....     9,046        4,543         --           --          3,967           9,622

                                                            ADDITIONS               DEDUCTIONS
                                                     -----------------------   --------------------
                                                                     NET
                                                                  OPERATING
                                                     CHARGED TO     LOSSES        NET
                                        BALANCE AT     INCOME      WITHOUT     OPERATING   CHARGED     BALANCE
                                        BEGINNING       TAX          TAX        LOSSES     TO OTHER    AT END
                                        OF PERIOD     EXPENSE     BENEFIT(1)   UTILIZED    ACCOUNTS   OF PERIOD
                                        ----------   ----------   ----------   ---------   --------   ---------
Deferred tax valuation allowance:
  Year ended December 31, 1998........    $1,447      $    --        $ --        $ --        $80       $ 1,367
  Year ended December 31, 1999........     1,367          283          --          --         --         1,650
  Year ended December 31, 2000........     1,650       16,891          --          --         --        18,541

                                                 ADDITIONS                  DEDUCTIONS
                                          -----------------------   --------------------------
                                          BALANCE AT   CHARGED TO                                 BALANCE
                                          BEGINNING    COSTS AND                   WRITE-OFF      AT END
                                          OF PERIOD     EXPENSES    ACQUISITION   OF INVENTORY   OF PERIOD
                                          ----------   ----------   -----------   ------------   ---------
Inventory obsolescence reserve:
  Year ended December 31, 1998..........   $ 3,464      $ 1,522       $    --       $ 1,069       $ 3,917
  Year ended December 31, 1999..........     3,917        9,356        10,082        12,423        10,932
  Year ended December 31, 2000..........    10,932       17,347            --         9,854        18,425

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our directors and executive officers. The directors are elected annually by the stockholders. Pursuant to the terms of a Stockholders' Agreement entered into in connection with the 1997 recapitalization transactions, the stockholders have agreed to vote in favor of the election of the persons named as directors below.

NAME                                     AGE                          POSITION
----                                     ---                          --------
Jordan A. Kahn.........................  59     President, Chief Executive Officer and Director
Stanley Rosenzweig.....................  36     Chief Operating Officer and Director
Gregory F. White.......................  37     Executive Vice President, Sales and Marketing and
                                                Director
Ira B. Morgenstern.....................  48     Chief Financial Officer and Treasurer
(Tommy) Woon Fai Liu...................  48     Managing Director of Holmes' Far East Operations and
                                                  Director
Louis F. Cimini........................  46     Senior Vice President -- Human Resources and
                                                  Organization Performance
Richard K. Lubin.......................  54     Director
Randy Peeler...........................  36     Director

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

     (Tommy) Woon Fai Liu became Managing Director of Holmes' Far East operations upon the closing of the 1997 recapitalization transactions. From 1993 to 1997, Mr. Liu served as Chief Financial Officer and Executive Director of Asco General Supplies Far East Limited, a subsidiary of Pentland Group plc, our former majority stockholder, as well as Executive Director of Holmes Far East since 1994. From 1989 to 1993, Mr. Liu was Finance Director for Johnson & Johnson Hong Kong. He became a director of Holmes during 1999.

     Louis F. Cimini joined Holmes in December, 1999 from CGU, an insurance company, where he was Vice President of Human Resources for two years. Prior to joining CGU, Mr. Cimini spent nine years with PHH (now Cendant Mobility), a Fortune 500 corporate services organization, as Senior Vice President of

Human Resources and Quality, where he lead the human resources elements of restructuring and re-engineering during several acquisitions.

     Richard K. Lubin is a Managing Director of Berkshire Partners, which he co-founded in 1986. He became a director of Holmes in 1997, and has been a director of many of Berkshire's manufacturing, retailing and transportation investments, including, among others, U.S. Can Corporation and English Welsh & Scottish Railway, Ltd. In addition, Mr. Lubin is Treasurer of the Dana-Farber Cancer Institute.

     Randy Peeler is a Managing Director of Berkshire Partners, where he has been employed since 1996. From 1994 to 1996, he was responsible for new business ventures at Health Advances, a healthcare industry consulting firm. From 1993 to 1994, he served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to that, he was a consultant with Cannon Associates. Mr. Peeler became a director of Holmes in 1997, and also serves as a director of Casella Waste Systems, Inc. and Weigh-Tronix, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY

     The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by Holmes to the Chief Executive Officer and certain other persons who served as executive officers during the fiscal year ended December 31, 2000.

                                             ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                    -------------------------------------   ------------------------------
NAME AND                                                   OTHER ANNUAL     STOCK OPTION      ALL OTHER
PRINCIPAL POSITION                   SALARY     BONUS     COMPENSATION(1)      SHARES      COMPENSATION(2)
------------------                  --------   --------   ---------------   ------------   ---------------
Jordan A. Kahn.............  2000   $501,986   $     --       $15,600              --          $   --
  President and Chief        1999    488,804    112,500        15,600         490,538              --
  Executive Officer          1998    402,776    200,000        23,400         297,717              --
Stanley Rosenzweig.........  2000    377,250         --        15,600              --              --
  Chief Operating Officer    1999    353,441    112,500        15,600         367,903           4,800
                             1998    253,960    125,000        15,600         297,717           4,800
Gregory F. White...........  2000    321,006         --        10,200              --              --
  Executive Vice President   1999    277,638    112,500        10,200         367,903           4,800
  Sales and Marketing        1998    205,054    100,000        10,200         297,717           4,800
(Tommy) Woon Fai Liu.......  2000    260,000         --        44,701              --              --
  Managing Director of       1999    250,000    112,500        43,701          50,000              --
  Holmes Far East            1998    200,000    100,000        43,701          60,000           4,800
Ira B. Morgenstern(3)......  2000    224,103         --            --              --              --
  Chief Financial Officer    1999    207,818    112,500        50,000(4)      135,000           4,800

---------------
(1) Primarily represents automobile allowance, annual living expense allowance or annual lease payments on automobile provided by Holmes.

(2) Represents Holmes' matching contribution under its 401(k) plan.

(3) Mr. Morgenstern joined Holmes in August, 1998.

(4) Represents the 1999 payment of a relocation bonus in connection with joining the Company.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options granted during 2000 to the executive officers.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth certain information concerning the number and value of unexercised options to purchase Holmes' common stock at December 31, 2000.

                                                          NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED             IN-THE-MONEY
                           SHARES                      OPTIONS AT YEAR-END(#)             OPTIONS($)(1)
                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                     EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   -----------   -----------   -------------   -----------   -------------
Jordan A. Kahn.........      --            --          184,207        604,048        132,594        325,890
Stanley Rosenzweig.....      --            --          159,680        505,940        132,594        325,890
Gregory F. White.......      --            --          159,680        505,940        132,594        325,890
(Tommy) Woon Fai Liu...      --            --           21,568         88,432         17,815         74,585
Ira B. Morgenstern.....      --            --           29,892        120,108          4,454         18,646

---------------
(1) Represents the assumed value of shares of Holmes' common stock covered by outstanding options, less the aggregate option exercise price. There is currently no public market for Holmes' common stock, and no independent valuation of such common stock existed as of December 31, 2000. The price of the common stock, valued on February 5, 1999, the date of the Rival acquisition closing, was $5.04 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Holmes' common stock. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated.

                                                                            PERCENT OF
                                                                NUMBER      OUTSTANDING
          NAME AND ADDRESS OF BENEFICIAL OWNER(1)             OF SHARES      SHARES(2)
          ---------------------------------------             ----------    -----------
Berkshire Fund IV, Limited Partnership(3)...................  15,052,594       74.0%
Berkshire Fund V, Limited Partnership
  c/o Berkshire Partners LLC
  One Boston Place
  Boston, MA 02108
Jordan A. Kahn(4)...........................................   2,678,730       13.1
Bain Securities, Inc.(5)....................................   1,028,214        5.1
  c/o Bain Capital, Inc.
  2 Copley Place
  Boston, MA 02116
Stanley Rosenzweig(4).......................................     371,996        1.8
Gregory F. White(4).........................................     257,638        1.3
(Tommy) Woon Fai Liu(4).....................................     151,555          *
Ira B. Morgenstern(4).......................................      60,035          *
Richard Lubin(6)............................................  15,052,594       74.0
Randy Peeler(6).............................................  15,052,594       74.0
All directors and executive officers as a group (8
  persons)(7)...............................................  18,577,548       90.1

---------------
 *  Less than 1.0%

(1) Unless otherwise specified, the address of each person is c/o The Holmes Group, Inc., One Holmes Way, Milford, MA 01757.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and reflects general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants exercisable within 60 days are deemed outstanding.

(3) Includes shares held by various investment entities affiliated with Berkshire Partners LLC.

(4) Includes shares which may be held by family members or affiliates. Includes the following shares subject to vested stock options: 86,100 option shares held by each of Messrs. Kahn, Rosenzweig and White, 17,352 option shares held by Mr. Liu, and 2,892 option shares held by Mr. Morgenstern. With respect to Mr. Kahn, includes 194,472 shares held in trust for employees of the Company as to which Mr. Kahn is voting trustee. Mr. Kahn disclaims beneficial ownership of such shares.

(5) Includes shares held by affiliated investment entities.

(6) This person is affiliated with Berkshire Partners and may be deemed to have a beneficial interest in certain of the shares held by its affiliates. This person disclaims beneficial ownership of such shares.

(7) Includes stock options and voting trust shares referred to in Note 4 and the shares referred to in Note 6, as well as an additional 5,000 option shares.

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

     Effective May 7, 2001, Holmes agreed to pay the two investment funds affiliated with Berkshire Partners an aggregate guarantee fee of $1.1 million for the next 12 months, continuing at an annual rate of $1.1 million thereafter through July 1, 2002, as consideration for Berkshire's guarantee of up to $43.5 million of the obligations under the Credit Facility. Payment of these fees is subordinated to our obligations under the Credit Facility.

     Since its inception in 1982, Holmes has retained Jordan Kahn Co., Inc. ("JKC"), a corporation owned by Jordan A. Kahn, to serve as a sales representative for Holmes in the northeastern United States. Pursuant to a representation agreement between Holmes and JKC, Holmes has agreed to pay to JKC a commission on net sales to JKC's customers in its territory, which fee is the same fee paid by Holmes to other unaffiliated sales representatives organizations representing Holmes in other territories throughout the United States. Pursuant to this arrangement, Holmes paid a total of $368,000, $287,000 and $337,000 to JKC for the years ended December 31, 1998, 1999 and 2000, respectively.

     In connection with the 1997 recapitalization transactions, Holmes purchased a portion of the shares of common stock of Holmes beneficially owned by an affiliate of Pentland, its former majority stockholder. At this time, Holmes entered into new employment agreements with Messrs. Kahn, Rosenzweig, White and Liu, and made certain payments to Messrs. Kahn, Rosenzweig and White in connection with the 1997 transactions. The material terms of the employment agreements are described above in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this Report.

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

     (b) Reports on Form 8-K:

         Not applicable

     (c) Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     3.1  Articles of Organization (as amended) of The Holmes Group,
          Inc. f/k/a Holmes Products Corp.(1)
     3.2  Articles of Organization of Holmes Manufacturing Corp.(1)
     3.3  Articles of Organization of Holmes Air (Taiwan) Corp.(1)
     3.4  Certificate of Incorporation of Holmes Motor Corp.(4)
     3.5  Restated Certificate of Incorporation (as amended) of The
          Rival Company(4)
     3.6  Certificate of Incorporation (as amended) of Rival Consumer
          Sales Corporation(4)
     3.7  Bylaws (as amended) of The Holmes Group, Inc. f/k/a Holmes
          Products Corp.(1)
     3.8  By-laws of Holmes Manufacturing Corp.(1)
     3.9  By-laws of Holmes Air (Taiwan) Corp.(1)
     3.10 By-laws of Holmes Motor Corp.(4)
     3.11 By-laws of The Rival Company(4)
     3.12 By-laws of Rival Consumer Sales Corporation(4)
     4.1  Stockholders' Agreement dated November 26, 1997 among The
          Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
     4.2  Registration Rights Agreement dated November 26, 1997 among
          The Holmes Group, Inc. f/k/a Holmes Products Corp. and
          certain stockholders thereof(1)
     4.3  Indenture dated November 26, 1997 among The Holmes Group,
          Inc. f/k/a Holmes Products Corp., Holmes Manufacturing
          Corp., Holmes Air (Taiwan) Corp. and State Street Bank and
          Trust Company(1)
     4.4  Form of Senior Subordinated Notes due 2007 -- (Included in
          Exhibit 4.3)(1)
     4.5  Form of Note Guaranty -- (Included in Exhibit 4.3)(1)
     4.6  First Supplemental Indenture and Guarantee dated October 14,
          1998 among The Holmes Group, Inc. f/k/a Holmes Products
          Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan)
          Corp., Holmes Motor Corp. and State Street Bank and Trust
          Company(4)
     4.7  Indenture dated February 5, 1999 among The Holmes Group,
          Inc. f/k/a Holmes Products Corp., Holmes Manufacturing
          Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., The
          Rival Company, Patton Electric Company, Inc., Patton
          Building Products, Inc., Rival Consumer Sales Corporation
          and State Street Bank and Trust Company(3)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     4.8  First Amendment to Registration Rights Agreement dated
          February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and certain stockholders thereof(4)
     4.9  First Amendment to Stockholders' Agreement dated February 5,
          1999 among The Holmes Group, Inc. f/k/a Holmes Products
          Corp. and certain stockholders thereof(4)
     4.10 Second Supplemental Indenture and Guarantee dated February
          5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products
          Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan)
          Corp., Holmes Motor Corp., Moriarty Acquisition Corp., The
          Rival Company, Patton Electric Company, Inc., Patton
          Building Products, Inc., Rival Consumer Sales Corporation
          and State Street Bank and Trust Company(4)
    10.1  Stock Purchase and Redemption Agreement dated as of October
          27, 1997, as amended as of November 25, 1997, among Asco
          Investments Ltd., Jordan A. Kahn, The Holmes Group, Inc.
          f/k/a Holmes Products Corp., Holmes Products (Far East)
          Limited and Holmes Acquisition LLC(1)
    10.2  Stock Purchase Agreement dated as of October 27, 1997 among
          Jordan A. Kahn and Holmes Acquisition LLC(1)
    10.3  Executive Employment and Non-Competition Agreement dated
          November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and Jordan A. Kahn(1)
    10.4  Executive Employment and Non-Competition Agreement dated
          November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and Stanley Rosenzweig(1)
    10.5  Executive Employment and Non-Competition Agreement dated
          November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes
          Products Corp. and Gregory F. White(1)
    10.6  Employment Agreement dated November 16, 1997 among Holmes
          Products (Far East) Limited and (Tommy) Woon Fai Liu(1)
    10.7  The Holmes Group, Inc. f/k/a Holmes Products Corp. Amended
          and Restated 1997 Stock Option Plan(4)
    10.8  The Holmes Group, Inc. f/k/a Holmes Products Corp. Employee
          Stock Purchase Plan(4)
    10.9  Agreement and Plan of Merger dated December 17, 1998, by and among The Holmes Group, Inc. f/k/a Holmes Products Corp.,
          Moriarty Acquisition Corp. and The Rival Company(2)
    10.10 Confidentiality Agreement dated October 1, 1998, by and between The Holmes Group, Inc. f/k/a Holmes Products Corp.
          and BancAmerica Securities, Inc., on behalf of The Rival
          Company(2)
    10.11 Purchase Agreement dated as of January 29, 1999 among The
          Holmes Group, Inc. f/k/a Holmes Products Corp., BancBoston
          Robertson Stephens Inc. and Lehman Brothers Inc.(2)
    10.12 Investors Subscription Agreement dated February 5, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp.
          and certain investors(3)
    10.13 Amended and Restated Revolving Credit and Term Loan
          Agreement dated as of February 5, 1999 among The Holmes
          Group, Inc. f/k/a Holmes Products Corp., Moriarty
          Acquisition Corp., The Rival Company, Holmes Products (Far
          East) Limited, Esteem Industries Limited, Raider Motor
          Corporation, Holmes Products (Europe) Limited, Bionaire
          International B.V., Patton Electric Hong Kong, Limited, and
          The Rival Company of Canada, Ltd., BankBoston, and the other lending institutions party thereto, BankBoston, N.A. as
          Administrative Agent and Lehman Commercial Paper Inc. as
          Documentation Agent, with BancBoston Robertson Stephens Inc.
          as Syndication Agent and Arranger and Lehman Brothers Inc.
          as Co-Arranger(3)
    10.14 Asset Purchase Agreement dated October 1, 1999 by and among
          The Holmes Group, Inc. f/k/a Holmes Products Corp., The
          Rival Company and Sta-Rite Industries(5)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.15 Agreement of Purchase and Sale of Assets dated December 21,
          1999 by and among The Holmes Group, Inc., The Rival Company,
          Patton Building Products, Inc., Patton Electric Company,
          Inc. and The Marley Company(6)
    10.16 Employee Stockholders' Agreement dated April 23, 1998(7)
    10.17 Voting Trust Agreement dated April 23, 1998(7)
    10.18 Lease Agreement between The Holmes Group, Inc. and ACRE HPC,
          LLC dated as of January 7, 2000(8)
    10.19 Form of Second Amendment to Amended and Restated Revolving
          Credit and Term Loan Agreement dated as of June 30, 2000 by and among The Holmes Group, Inc., its subsidiaries party
          thereto, and the lenders party thereto(9)
    10.20 Amendment to Lease Agreement between The Holmes Group, Inc.
          and ACRE HPC, LLC dated as of December 21, 2000(10)
    10.21 Form of Forbearance Agreement and Third Amendment dated as of April 13, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party
          thereto(10)
    10.22 Form of Fourth Amendment to Amended and Restated Revolving
          Credit and Term Loan Agreement and Limited Waiver dated as of May 7, 2001 by and among The Holmes Group, Inc., its
          subsidiaries party thereto, and the lenders party
          thereto(10)
    10.23 Form of Warrant Purchase Agreement and Common Stock Purchase
          Warrant dated as of May 7, 2001 by and among The Holmes
          Group, Inc. and the lenders party thereto, as investors(10)
    10.24 Form of Co-Sale Agreement dated as of May 7, 2001 by and among The Holmes Group, Inc., certain affiliates of
          Berkshire Partners LLC, and the lenders party thereto, as
          investors(10)
    10.25 Letter agreement regarding guaranty fees dated May 7, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and certain affiliates of Berkshire Partners
          LLC(10)
    21.1  Subsidiaries of Registrant(10)
    23.1  Consent of PricewaterhouseCoopers LLP(10)

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

 (5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 8, 1999.

 (6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 21, 1999.

 (7) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (Registration No. 333-77905).

 (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10) Filed herewith.

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

Dated: May 11, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /s/ JORDAN A. KAHN                     President, Chief Executive         May 11, 2001
---------------------------------------------------      Officer and Director
                  Jordan A. Kahn                         (Principal Executive Officer)

              /s/ IRA B. MORGENSTERN                   Chief Financial Officer and        May 11, 2001
---------------------------------------------------      Treasurer (Principal
                Ira B. Morgenstern                       Financial and Accounting
                                                         Officer)

              /s/ STANLEY ROSENZWEIG                   Chief Operating Officer and        May 11, 2001
---------------------------------------------------      Director
                Stanley Rosenzweig

               /s/ GREGORY F. WHITE                    Executive Vice President Sales     May 11, 2001
---------------------------------------------------      and Marketing and Director
                 Gregory F. White

                 /s/ RICHARD LUBIN                     Director                           May 11, 2001
---------------------------------------------------
                   Richard Lubin

                 /s/ RANDY PEELER                      Director                           May 11, 2001
---------------------------------------------------
                   Randy Peeler

             /s/ (TOMMY) WOON FAI LIU                  Director                           May 11, 2001
---------------------------------------------------
               (Tommy) Woon Fai Liu