Form 10-Q
period 2001-03-31
HOLMES GROUP INC
filed 2001-05-31
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                        COMMISSION FILE NUMBERS: 333-44473
                                                 333-77905

                              THE HOLMES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                                04-2768914
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

ONE HOLMES WAY, MILFORD MASSACHUSETTS                        01757
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

                  YES [X]                    NO [ ]





--------------------------------------------------------------------------------
                                                                          Page 1

                             THE HOLMES GROUP, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                             3

ITEM 1.  FINANCIAL STATEMENTS                                              3

            CONSOLIDATED BALANCE SHEET AT
            DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)               3

            CONSOLIDATED STATEMENT OF INCOME FOR
            THE THREE MONTHS ENDED MARCH 31, 2000 AND
            MARCH 31, 2001 (UNAUDITED)                                     4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            THREE MONTHS ENDED MARCH 31, 2000 AND
            MARCH 31, 2001 (UNAUDITED)                                     5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       21

PART II. OTHER INFORMATION                                                22

         SIGNATURES                                                       23




--------------------------------------------------------------------------------
                                                                          Page 2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              THE HOLMES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                                     MARCH 31,
                                                                                 DECEMBER 31,          2001
                                                                                    2000            (UNAUDITED)
                                                                                 ------------       -----------

ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $  3,017           $  2,656
    Accounts receivable, net of allowance of $9,622 and $9,793 respectively..       124,499            109,945
    Inventories ................................................................    131,050            135,080
    Prepaid expenses and other current assets ..................................      6,457              7,063
    Deferred income taxes ......................................................     14,725             14,749
                                                                                   --------           --------
      Total current assets .....................................................    279,748            269,493

    Assets held for sale .......................................................      1,624                218
    Property and equipment, net ................................................     67,582             69,477
    Goodwill, net...............................................................     83,779             82,896
    Deposits and other assets ..................................................      5,850              5,395
    Debt issuance costs, net ...................................................     15,286             14,560
                                                                                   --------           --------
                                                                                   $453,869           $442,039
                                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of other liabilities..........                                 $    784           $    845
    Current portion of credit facility .........................................      7,250              7,652
    Accounts payable ...........................................................     30,179             35,382
    Accrued expenses ...........................................................     33,345             33,237
    Accrued income taxes .......................................................      4,717              6,016
                                                                                   --------           --------
      Total current liabilities ................................................     76,275             83,132


Credit facility ................................................................    225,175            210,660
Long-term debt .................................................................    135,186            135,213
Other long-term liabilities.....................................................      7,055              7,608
Deferred income taxes ..........................................................      4,704              4,704

Commitments and contingencies Stockholders' equity:
  Common stock, $.001 par value.  Authorized 25,000,000 shares as of
      December 31, 2000 and March 31, 2001; issued and outstanding
      20,307,995 shares at December 31, 2000 and March 31, 2001 ................         20                 20
  Additional paid in capital ...................................................     67,915             67,915
  Accumulated other comprehensive income .......................................        241                (85)
  Treasury stock, at cost (18,620,450 shares) ..................................    (62,058)           (62,058)
  Retained earnings (deficit)...................................................       (644)            (5,070)
                                                                                   --------           --------
      Total stockholders' equity           .....................................      5,474                722
                                                                                   --------           --------
                                                                                   $453,869           $442,039
                                                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements

--------------------------------------------------------------------------------
                                                                          Page 3

                             THE HOLMES GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                   MARCH 31, 2000     MARCH 31, 2001
                                                                   --------------     --------------
Net sales .....................................................       $118,557           $127,233
Cost of goods sold ............................................         83,193             93,858
                                                                      --------           --------
  Gross profit ................................................         35,364             33,375
                                                                      --------           --------

Operating expenses:
  Selling .....................................................         17,320             16,212
  General and administrative ..................................          7,846              8,345
  Product development .........................................          2,805              2,566
  Plant closing costs .........................................            144                 --
  Amortization of goodwill and other intangible assets ........            662                650
                                                                      --------           --------
    Total operating expenses ..................................         28,777             27,773
                                                                      --------           --------
    Operating profit ..........................................          6,587              5,602
                                                                      --------           --------
Other income and expense:
  Interest and other expense, net .............................          9,154              9,380
                                                                      --------           --------
Income (loss) before income taxes and equity in earnings
  from joint venture ..........................................         (2,567)            (3,778)
Income tax expense (benefit) ..................................           (121)             1,264
Equity in earnings from joint venture .........................            143                616
                                                                      --------           --------
    Net income (loss) .........................................       $ (2,303)          $ (4,426)
                                                                      ========           ========



The accompanying notes are an integral part of these consolidated financial statements.



--------------------------------------------------------------------------------
                                                                          Page 4

                             THE HOLMES GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                MARCH 31, 2000    MARCH 31, 2001
                                                                                --------------    --------------
Cash flows from operating activities:
  Net income (loss).............................................................. $  (2,303)        $  (4,426)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization................................................     4,188             4,011
    Amortization of debt issuance costs and discounts............................     1,444               753
    Change in allowance for doubtful accounts....................................       292               171
    (Gain) loss on disposal of assets............................................        --              (559)
    Deferred income taxes........................................................      (286)              (24)

    Changes in operating assets and liabilities:
      Accounts receivable........................................................    34,689            14,383
      Inventories................................................................   (21,559)           (4,030)
      Prepaid expenses and other current assets..................................       919              (606)
      Deposits and other assets..................................................    (4,009)            2,847
      Accounts payable...........................................................    12,042             5,013
      Accrued expenses...........................................................    (3,321)             (108)
      Accrued income taxes.......................................................     1,052             1,299
                                                                                  ---------         ---------
    Net cash provided by operating activities....................................    23,148            18,724
                                                                                  ---------         ---------

Cash flows from investing activities:
  Proceeds from sale of assets held for sale and business divestitures...........     2,757                --
  Distribution of earnings from joint venture....................................       764                --
  Purchases of property and equipment............................................    (6,451)           (5,256)
  Cash received from joint venture partner, net..................................     1,124               420
                                                                                  ---------         ---------
    Net cash used for investing activities.......................................    (1,806)           (4,836)
                                                                                  ---------         ---------
Cash flows from financing activities:
  Borrowings (repayment) of credit facility, net of issuance costs...............   (24,912)          (14,113)
  Principal payments on capital lease obligations................................       (69)               --
                                                                                  ---------         ---------
    Net cash provided by (used for) financing activities.........................   (24,981)          (14,113)
                                                                                  ---------         ---------

Effect of exchange rate changes on cash..........................................       (90)             (136)
                                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents.............................    (3,729)             (361)
Cash and cash equivalents, beginning of period...................................     6,647             3,017
                                                                                  ---------         ---------
Cash and cash equivalents, end of period......................................... $   2,918         $   2,656
                                                                                  =========         =========
Supplemental disclosure of cash flow information:
   Cash paid for interest........................................................ $   4,726         $   5,673
   Cash paid for (refund of) income taxes........................................ $    (799)        $      54



The accompanying notes are an integral part of these consolidated financial statements.


--------------------------------------------------------------------------------
                                                                          Page 5

                             THE HOLMES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

3.   ACQUISITION

     On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of Rival (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $88.5 million and $88.7 million, before $5.6 million and $4.9 million of accumulated amortization at March 31, 2001 and December 31, 2000, respectively and is being amortized on a straight-line basis over 35 years.


--------------------------------------------------------------------------------

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

     These actions resulted in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. Severance for some of these employees will be paid during the remainder of fiscal 2001.

     Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation was completed resulting in exit costs of $0.1 million. The Montreal, Canada and the Warrensburg, Missouri facility closures were completed during fiscal 2000. The Warrensburg facility was sold during the first quarter of 2001 which resulted in a gain of approximately $559,000. Proceeds from the sale were approximately $1,965,000. The proceeds were received subsequent to March 31, 2001, and therefore are shown on the March 31, 2001 consolidated balance sheet as a current asset.

     The reserve activity for fiscal 2000 is as follows (in thousands):

                                            Employee        Facility        Total
                                          Severance and     Exit and       Accrued
                                        Relocation Costs   Other Costs   Restructuring
                                        ----------------   -----------   ------------

     Balance at December 31, 2000            $  712            $233        $  945
     Cash payments/adjustments
      made fiscal 2001                         (188)           (233)         (421)
                                             ------            ----        ------
     Balance at March 31, 2001               $  524            $ --        $  524

     The cash payments/adjustments made in fiscal 2001 primarily include the cash payments made for severance in the first quarter of 2001.

     Following the Rival acquisition, the Company divested two of Rival's non-core business units. On October 8, 1999, the Company sold the assets of Rival's sump and utility pump division for $11.4 million. The proceeds received for the assets exceeded the net asset values recorded by $0.7 million. On December 21, 1999, the Company sold the net assets of Rival's


--------------------------------------------------------------------------------
                                                                          Page 7

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     industrial and building supply products businesses for proceeds of $9.7 million, net of contingent consideration of $2.7 million. The contingent consideration was based on certain performance metrics and actual final inventory counts. Excluding the contingent consideration, the book value of the assets sold exceeded the proceeds by $5.5 million. Due to the proximity of the transactions to the original Rival acquisition date, the net loss on these transactions of $4.7 million was recorded as an increase to goodwill.

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

5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the Company's results of operations and cash flows for the three months ended March 31, 2000 and 2001. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

                                         December 31, 2000       March 31, 2001
                                         -----------------       --------------
     Finished goods                        $ 97,375,000           $100,192,000
     Raw materials and Work-in-process       33,299,000             34,737,000
                                           ------------           ------------
                                            130,674,000            134,929,000
     LIFO allowance                             376,000                151,000
                                           ------------           ------------
                                           $131,050,000           $135,080,000
                                           ============           ============

--------------------------------------------------------------------------------
                                                                          Page 8

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

     Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $140.0 million revolving credit facility that matures February 5,2005. Availability under the Credit Facility is reduced by outstanding letters of credit. As of March 31, 2001, the Company's availability was $31.5 million, net of outstanding letters of credit totaling $3.7 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

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


--------------------------------------------------------------------------------
                                                                          Page 9

                          THE HOLMES GROUP, INC. NOTES
               TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     Long term debt consists of the following:

     (in thousands)                                            December 31, 2000   March 31,2001
                                                               -----------------   -------------
     Credit Facility, with a weighted average interest rate of
       10.1% and 8.7% at December 31, 2000
       and March 31, 2001, respectively......................       $232,425          $218,312
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.1 million at December 31, 2000 and $1.0
       million at March 31, 2001.............................        135,186           135,213
                                                                    --------          --------
     Total debt..............................................        367,611           353,525
      Less current maturities................................          7,250             7,652
                                                                    --------          --------
      Long-term debt.........................................       $360,361          $345,873


     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at March 31, 2001 was 6.44%.

8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                                        Three months ended
     (in thousands)                                               March 31, 2000     March 31,2001
                                                                  --------------     -------------
     Net Earnings (loss)..........................................     $(2,303)          $ (4,426)
     Foreign currency translation adjustments.....................        (623)              (326)
                                                                       --------          --------

       Comprehensive income (loss)................................     $(2,926)          $ (4,752)



--------------------------------------------------------------------------------
                                                                         Page 10

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     The International and Other category in 2001 represents the International segment. For 2000, the other category represented the International segment and the divested industrial and building supply segment combined as neither accounted for over 10% of net sales individually. Summary financial information for each reportable segment for the three-month periods ended March 31, 2001 and 2000 is as follows (in thousands):

                                     Consumer                     International                   Consolidated
                                     Durables       Far East        and Other     Eliminations        Total
                                     --------       --------      -------------   ------------    ------------
March 2001
----------
Net sales .......................   $110,989         $64,719        $10,447         $(58,922)       $ 127,233
Operating income(loss) ..........     (1,779)          6,748            308              325            5,602

March 2000
----------
Net sales .......................   $102,827         $58,785        $11,804         $(54,859)       $ 118,557
Operating income(loss) ..........      1,629           6,275         (1,347)              30            6,587


     The following information is summarized by geographic area (in thousands):

                                                                                                 Other      Consolidated
                                                                United States    Far East    International     Total
                                                                -------------    --------    -------------  ------------
Net sales:
  Three months ended March 31, 2001 ........................      $ 110,989       $ 5,797       $10,447       $127,233
  Three months ended March 31, 2000 ........................        106,014         3,926         8,617        118,557

Identifiable assets:
  March 31, 2001 ...........................................         36,637        32,392           666         69,695
  December 31, 2000 ........................................         37,777        30,654           775         69,206

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



--------------------------------------------------------------------------------
                                                                         Page 11

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

12.  CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 7 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by THG's other subsidiaries, HPFEL and Holmes Air (Canada) Corp. ("Canada"), or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL and Canada, Bionaire International B.V., The Holmes Group Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V. the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 15 of the Company's audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.



--------------------------------------------------------------------------------
                                                                         Page 12

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 2000 (IN THOUSANDS)


                                               GUARANTOR        NON-GUARANTOR
                                     PARENT   SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------  ------------      --------------   ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......  $    175     $    959          $  1,883              --       $  3,017
  Accounts receivable, net........    51,725       49,459            23,315              --        124,499
  Inventories.....................    51,181       52,637            32,396       $  (5,164)       131,050
  Prepaid expenses and other
     current assets...............     2,922           74             3,461              --          6,457
  Deferred income taxes...........     5,300        9,911              (486)              --        14,725
  Due from affiliates.............   223,445           89            29,138        (252,672)            --
                                    --------      -------           -------        --------       --------
     Total current assets.........   334,748      113,129            89,707        (257,836)       279,748
                                     --------     --------           -------        --------       --------
Assets held for sale..............        --        1,624                --              --          1,624
Property and equipment, net.......     5,482       30,671            31,429              --         67,582
Goodwill, net....................         --       83,779                --              --         83,779
Deposits and other assets.........    21,806        3,110               511          (4,291)        21,136
Investments in consolidated
  subsidiaries....................    41,217           --                --         (41,217)            --
                                    --------     --------           -------        --------       --------
                                    $403,253     $232,313          $121,647       $(303,344)      $453,869
                                    ========     ========           =======        ========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of
     other liabilities         ...  $     --     $     --          $    784              --       $    784
 Current portion of
     credit facility..............     7,250           --                --              --          7,250
 Accounts payable.................     7,367       (2,261)           29,264       $  (4,191)        30,179
 Accrued expenses.................    15,835       12,298             5,212              --         33,345
 Accrued income taxes.............       (10)       2,521             2,206              --          4,717
 Due to affiliates................     6,976      221,939            23,757        (252,672)            --
                                    --------     --------           -------        --------       --------
     Total current liabilities....    37,418      234,497            61,223        (256,863)        76,275
                                    --------     --------           -------        --------       --------
Credit facility...................   225,175           --                --              --        225,175
                                    --------     --------           -------        --------       --------
Long-term debt....................   135,186           --                --              --        135,186
                                    --------     --------           -------        --------       --------
Other long-term liabilities.......        --           --             7,055              --          7,055
                                    --------     --------           -------        --------       --------
Deferred income taxes.............        --        4,704                --              --          4,704
                                    --------     --------           -------        --------       --------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value...        20            2                --              (2)            20
  Common stock, $1 par value......        --           --               100            (100)            --
  Additional paid in capital......    67,915           --                --              --         67,915
  Accumulated other comprehensive
     income.......................       241           --               241            (241)           241
  Treasury stock..................   (62,058)          --                --              --        (62,058)
  Retained earnings(deficit)......      (644)      (6,890)           53,028         (46,138)          (644)
                                    --------     --------           -------        --------       --------
     Total stockholders' equity
       (deficit)..................     5,474       (6,888)           53,369         (46,481)         5,474
                                    --------     --------           -------        --------       --------
                                    $403,253     $232,313          $121,647       $(303,344)      $453,869
                                    ========     ========           =======        ========       ========







--------------------------------------------------------------------------------
                                                                         Page 13

            CONSOLIDATING BALANCE SHEET MARCH 31, 2001 (IN THOUSANDS)
                                   (UNAUDITED)



                                                GUARANTOR       NON-GUARANTOR
                                     PARENT    SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------     -------------    ------------   ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......  $    189     $    331          $  2,136              --       $  2,656
  Accounts receivable, net........    48,904       44,603            16,438              --        109,945
  Inventories.....................    44,497       68,379            27,029       $  (4,825)       135,080
  Prepaid expenses and other
     current assets...............     2,274        1,976             2,813              --          7,063
  Deferred income taxes...........     5,300        9,911              (462)             --         14,749
  Due from affiliates.............   216,616           89            44,987        (261,692)            --
                                    --------     --------          --------       ---------       --------
     Total current assets.........   317,780      125,289            92,941        (266,517)       269,493
                                    --------     --------          --------       ---------       --------
Assets held for sale..............        --          218                --              --            218
Property and equipment, net.......     6,346       30,073            33,058              --         69,477
Goodwill, net.....................        --       82,896                --              --         82,896
Deposits and other assets.........    21,376        3,190                --          (4,611)        19,955
Investments in consolidated
  subsidiaries....................    47,854           --                --         (47,854)            --
                                    --------     --------          --------       ---------       --------
                                    $393,356     $241,666          $125,999       $(318,982)      $442,039
                                    ========     ========          ========       =========       ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of
     other liabilities         ...  $     --     $     --          $    845              --       $    845
 Current portion of
     credit facility..............     7,652           --                --              --          7,652
 Accounts payable.................     3,713        9,732            26,548       $  (4,611)        35,382
 Accrued expenses.................    17,480       11,059             4,698              --         33,237
 Accrued income taxes.............       280        2,690             3,046              --          6,016
 Due to affiliates................    17,636      219,930            24,026        (261,592)            --
                                    --------     --------          --------       ---------       --------
     Total current liabilities....    46,761      243,411            59,163        (266,203)        83,132
                                    --------     --------          --------       ---------       --------
Credit facility...................   210,660           --                --              --        210,660
                                    --------     --------          --------       ---------       --------
Long-term debt....................   135,213           --                --              --        135,213
                                    --------     --------          --------       ---------       --------
Other long-term liabilities.......        --           --             7,608              --          7,608
                                    --------     --------          --------       ---------       --------
Deferred income taxes.............        --        4,704                --              --          4,704
                                    --------     --------          --------       ---------       --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value...        20            2                --              (2)            20
  Common stock, $1 par value......        --           --               100            (100)            --
  Additional paid in capital......    67,915           --                --              --         67,915
  Accumulated other comprehensive
     income.......................       (85)          --               (85)             85            (85)
  Treasury stock..................   (62,058)          --                --              --        (62,058)
  Retained earnings(deficit)......    (5,070)      (6,451)           59,213         (52,762)        (5,070)
                                    --------     --------          --------       ---------       --------
     Total stockholders' equity
       (deficit)..................       722       (6,449)           59,228         (52,779)           722
                                    --------     --------          --------       ---------       --------
                                    $393,356     $241,666          $125,999       $(318,982)      $442,039
                                    ========     ========          ========       =========       ========




--------------------------------------------------------------------------------
                                                                         Page 14

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS)
                                   (UNAUDITED)

                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales.....................    $ 65,775      $ 40,239        $ 67,402        $ (54,859)       $118,557
Cost of goods sold............      50,528        31,524          56,030          (54,889)         83,193
                                  --------      --------        --------        ---------        --------
  Gross profit (loss).........      15,247         8,715          11,372               30          35,364
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling.....................       8,308         6,842           2,170               --          17,320
  General and
     administrative...........       2,307         2,426           3,113               --           7,846
  Product development.........       2,147           658              --               --           2,805
  Plant closing costs.........          --           144              --               --             144
  Amortization of goodwill and
     other intangible
     assets...................          --           646              16               --             662
                                  --------      --------        --------        ---------        --------
  Total operating expenses....      12,762        10,716           5,299               --          28,777
                                  --------      --------        --------        ---------        --------
  Operating profit (loss).....       2,485        (2,001)          6,073               30           6,587
                                  --------      --------        --------        ---------        --------
Other income and expense:
  Other (income) expense,
     net......................          (3)           98            (403)             --             (308)
  Interest and other expense,
     net......................       9,522           (51)             (9)             --            9,462
                                  --------      --------        --------        ---------        --------
     Total other (income)
       expense................       9,519            47            (412)             --            9,154
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture..........      (7,034)       (2,048)          6,485               30          (2,567)
Equity in earnings from joint
  venture.....................         143            --              --               --             143
Income tax expense
  (benefit)...................        (199)         (545)            623               --            (121)
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries................      (6,692)       (1,503)          5,862               30          (2,303)
Equity in income of
  consolidated subsidiaries...       4,389            --              --           (4,389)             --
                                  --------      --------        --------        ---------        --------
Net income (loss).............    $ (2,303)     $ (1,503)       $  5,862        $  (4,359)       $ (2,303)
                                  ========      ========        ========        =========        ========




--------------------------------------------------------------------------------
                                                                         Page 15

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED MARCH 31, 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                               GUARANTOR      NON-GUARANTOR
                                   PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    -------------    ------------    ------------
                                                               (IN THOUSANDS)
Net sales.....................    $ 63,584      $ 47,405        $ 75,166        $ (58,922)       $127,233
Cost of goods sold............      53,803        36,216          63,086          (59,247)         93,858
                                  --------      --------        --------        ---------        --------
  Gross profit (loss).........       9,781        11,189          12,080              325          33,375
                                  --------      --------        --------        ---------        --------
Operating expenses:
  Selling.....................       7,904         5,969           2,339               --          16,212
  General and
     administrative...........       4,262         1,398           2,685               --           8,345
  Product development.........       2,088           478              --               --           2,566
  Amortization of goodwill and
     other intangible
     assets...................          --           650              --               --             650
                                  --------      --------        --------        ---------        --------
  Total operating expenses....      14,254         8,495           5,024               --          27,773
                                  --------      --------        --------        ---------        --------
  Operating profit (loss).....      (4,473)        2,694           7,056              325           5,602
                                  --------      --------        --------        ---------        --------
Other income and expense:
  Other (income) expense,
     net......................         585          (531)            (10)             --               44
  Interest and other expense,
     net......................       6,553         2,786              (3)             --            9,336
                                  --------      --------        --------        ---------        --------
     Total other (income)
       expense................       7,138         2,255             (13)             --            9,380
                                  --------      --------        --------        ---------        --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture..........     (11,611)          439           7,069              325          (3,778)
Equity in earnings from joint
  venture.....................         616            --              --               --             616
Income tax expense
  (benefit)...................         380            --             884               --           1,264
                                  --------      --------        --------        ---------        --------
Income (loss) before equity in
  income of consolidated
  subsidiaries................     (11,375)          439           6,185              325          (4,426)
Equity in income of
  consolidated subsidiaries...       6,949            --              --           (6,949)             --
                                  --------      --------        --------        ---------        --------
Net income (loss).............    $ (4,426)     $    439       $   6,185        $  (6,624)       $ (4,426)
                                  ========      ========        ========        =========        ========




--------------------------------------------------------------------------------
                                                                         Page 16

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2000 AND 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               GUARANTOR    NON-GUARANTOR
                                                                  PARENT     SUBSIDIARIES    SUBSIDIARIES    CONSOLIDATED
                                                                ---------    ------------   -------------    ------------
THREE MONTHS ENDED MARCH 31, 2000
Net cash provided by operating activities .................     $ (14,034)     $  22,276      $  14,906      $  23,148
                                                                ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ...........            --             --             --             --
  Contribution in joint venture ...........................            --             --             --             --
  Distribution of earnings from joint venture .............           764             --             --            764
  Cash received from joint venture partner ................            --             --          1,124          1,124
  Proceeds from assets held for sale
    And business divestitures .............................           701          2,056             --          2,757
  Purchases of property and equipment .....................        (1,115)          (783)        (4,553)        (6,451)
                                                                ---------      ---------      ---------      ---------
                                                                      350          1,273         (3,429)        (1,806)
                                                                ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Net repayment of line of credit .........................            --             --             --             --
  Issuance of common stock ................................            --             --             --             --
  Borrowings (repayments) of long-term debt,
  net of issuance costs ...................................            --             --             --             --
  Borrowings on credit facility,
  net of issuance costs ...................................       (24,912)            --             --        (24,912)
  Principal payments on capital lease obligations .........            --             --            (69)           (69)
  Other net activity with Parent ..........................        38,506        (23,645)       (14,861)            --
                                                                ---------      ---------      ---------      ---------
    Net cash used for financing activities ................        13,594        (23,645)       (14,930)       (24,981)
                                                                ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash ...................            --             --            (90)           (90)
                                                                ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ......           (90)           (96)        (3,543)        (3,729)
Cash and cash equivalents, beginning of period ............           192            795          5,660          6,647
                                                                ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ..................     $     102      $     699      $   2,117      $   2,918
                                                                =========      =========      =========      =========

 THREE MONTHS ENDED MARCH 31, 2001

Net cash provided by operating activities .................     $  11,596     $   (7,120)      $ 14,248      $  18,724
                                                                ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ...........            --             --             --             --
  Contribution in joint venture ...........................            --             --             --             --
  Distribution of earnings from joint venture .............            --             --             --             --
  Cash received from joint venture partner ................            --             --            420            420
  Proceeds from assets held for sale
    And business divestitures .............................            --             --             --             --
  Purchases of property and equipment .....................        (1,244)          (422)        (3,590)        (5,256)
                                                                ---------      ---------      ---------      ---------
                                                                   (1,244)          (422)        (3,170)        (4,836)
                                                                ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Net repayment of line of credit .........................            --             --             --             --
  Issuance of common stock ................................            --             --             --             --
  Borrowings (repayments) of long-term debt,
  net of issuance costs ...................................            --             --             --             --
  Borrowings on credit facility,
  net of issuance costs ...................................       (14,113)            --             --        (14,113)
  Principal payments on capital lease obligations .........            --             --             --             --
  Other net activity with Parent ..........................         3,775          6,914        (10,689)            --
                                                                ---------      ---------      ---------      ---------
    Net cash used for financing activities ................       (10,338)         6,914        (10,689)       (14,113)
                                                                ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ...................            --             --           (136)          (136)
                                                                ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ......            14           (628)           253           (361)
Cash and cash equivalents, beginning of period ............           175            959          1,883          3,017
                                                                ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ..................     $     189      $     331      $   2,136      $   2,656
                                                                =========      =========      =========      =========



--------------------------------------------------------------------------------
                                                                         Page 17

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

On February 5, 1999 Holmes completed its acquisition of Rival. In connection with the acquisition, as described in Note 3 of the Company's Notes to Consolidated Financial Statements included herein, we issued an additional $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and amended and restated our existing $100 million credit facility to have a total availability of $325 million. We also sold $50 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes' majority shareholder), and to members of management and certain other co-investors. The initial borrowings under the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival's then existing indebtedness, and pay the fees and expenses of the transaction.

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


--------------------------------------------------------------------------------
                                                                         Page 18

Accordingly, commencing in November 1997, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased our indebtedness and interest expense substantially.

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net Sales. Net sales for the first quarter of fiscal 2001, which ended March 31, 2001, were $127.2 million compared to $118.6 million for the first quarter of fiscal 2000, which ended March 31, 1999, an increase of $8.6 million or 7.3%. Excluding the sales related to the residual sourcing agreements for the pump and industrial businesses, which were divested in the fourth quarter of 1999, net sales increased approximately 10.2% versus the first quarter of 2000. This increase was primarily due to increased shipments of kitchen electric products over the corresponding period of 2000. International shipments also increased in the first quarter of 2001 versus the first quarter of 2000, driven by shipments in Mexico and Latin America and in the Far East. The Far East increase was due to increased sales by our motor joint venture with General Electric. Returns in the first quarter of 2001 also decreased and contributed to the net sales increase during the quarter. Sales for the divested businesses in the first quarter of 2000 were $3.2 million pursuant to supply agreements with the buyers.

Gross Profit. Gross profit for the first quarter of 2001 was $33.4 million compared to $35.4 million for the first quarter of 2000, a decrease of $2.0 million or 5.7%. This was due to a higher proportion of third-party sourced items (particularly kitchen electrics), which have a lower margin, and lower in-house manufacturing of fans due to the higher carryover inventory from the cooler than anticipated 2000 summer season. Also, the retail fan shipments during the first quarter of 2001 were at lower overall margins due to the carryover inventory at higher 2000 season costs. Distribution and warehousing costs were also higher, again due to the carryover fan inventory from the 2000 summer season. We also had sales of low margin closeouts which increased sales with no gross profit impact. Lastly, discounts and allowances were slightly higher during the first quarter of 2001 versus 2000, which also negatively impacted gross margin.

Selling Expenses. Selling expenses for the first quarter of 2001 were $16.2 million compared to $17.3 million for the first quarter of 2000, a decrease of $1.1 million or 6.4%. As a percentage of net sales, selling expenses decreased to 12.7% for the first quarter of 2001 from 14.6% for the first quarter of 2000. The selling expense decrease was due to a reduction in several sales and marketing expense line items such as sales samples, print and trade advertising and sales travel expenses. These reductions resulted from our continued effort to lower discretionary spending throughout the Company.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2001 were $8.3 million compared to $7.8 million for the first quarter of 2000, an increase of $0.5 million or 6.4%. As a percentage of net sales, general and administrative expenses decreased to 6.5% for the first quarter of 2001 from 6.6% for the first quarter of 2000. The increase in general and administrative expense was attributable to a number of factors including MIS infrastructure and legal and professional costs.

Product Development Expenses. Product development expenses for the first quarter of 2001 were $2.6 million compared to $2.8 million for the first quarter of 2000, a decrease of $0.2 million or 7.1%. The expenditures in 2001, which are in line with expenditures in 2000, relate to the development of a number of new products in the home environment and kitchen product lines.

Plant Closing Costs. There were no plant closing costs in the first quarter of 2001. The closing costs in 2000 were associated with the closing of the Fayetteville, North Carolina plant.

Interest and Other Expense, Net. Interest and other expense, net for the first quarter of 2001 was $9.4 million compared to $9.2 million for the first quarter of 2000, an increase of $0.2 million or 2.2%. The increase in interest expense was primarily due to higher debt levels during the first quarter of 2001 versus 2000.


--------------------------------------------------------------------------------
                                                                         Page 19

Income Tax Expense (Benefit). The income tax expense for the first quarter of 2001 was $1.3 million compared to a benefit of $0.1 million in 2000. The income tax expense in 2001 was largely due to the establishment of a valuation reserve primarily against losses experienced in the U.S. and a tax expense on income taxed in foreign jurisdictions.

Equity in Earnings from Joint Venture. We recorded $0.6 million in equity in earnings from our joint venture with General Electric for the shipment of motors from the Joint Venture in 2001 versus $0.1 million in 2000.

Net Income. As a result of the foregoing factors, our net loss for the first quarter of 2001 was $4.4 million, compared to a net loss of $2.3 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows.

Following the recapitalization transaction in November 1997 and the Rival acquisition in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under the Credit Facility. Our primary liquidity requirements are for working capital and to service our indebtedness. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the recently amended Credit Facility will be sufficient to meet our liquidity needs for the next twelve months, during which time we will continue to carefully evaluate our financing requirements.

Cash provided by operations for the three months ended March 31, 2000 and 2001 was $23.1 million and $18.7 million, respectively. Cash provided by operations in the first quarter of 2001 primarily reflected a $14.4 million decrease in accounts receivable levels, as heavy cash collection activity typically follows the seasonally higher sales activity during the fourth quarter of the fiscal year.

Cash used for investing for the three months ended March 31, 2000 and 2001 was $1.8 million and $4.8 million, respectively. Cash used for investing in the first quarter of 2001 reflected capital expenditures of approximately $5.3 million offset by additional cash received from our joint venture partner as part of their contribution towards joint venture capital equipment.

Cash used for financing activities for the three months ended March 31, 2000 and 2001 was $25.0 million and $14.1 million, respectively. Cash used for financing in the first quarter of 2001 reflected repayments of the credit facility using cash flows from operations.

Financing Arrangements.

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

We entered into an amended and restated Credit Facility with a syndicate of banks in February, 1999 in connection with the Rival acquisition. The Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $140.0 million revolving credit facility that matures February 5, 2005.


--------------------------------------------------------------------------------
                                                                         Page 20

Availability under the Credit Facility is reduced by outstanding letters of credit. As of March 31, 2001, our availability was $31.5 million, net of outstanding letters of credit totaling $3.7 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

Our financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. The lending group agreed to a Forbearance Agreement with respect to such defaults on April 13, 2001. On May 7, 2001, the Credit Facility was further amended to waive the defaults and to revise certain of the financial ratio covenants through June 30, 2002. In addition, the maximum revolving credit availability under the Credit Facility has been increased from $140.0 million to an aggregate of $180.0 million through January 31, 2002, decreasing to an aggregate of $155.0 million through July 1, 2002 and $115.0 million thereafter, subject to a borrowing base formula. As partial consideration for the amendments, we issued warrants to the lenders to acquire up to 5% of Holmes' common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, Berkshire Partners LLC, our equity partners, agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment.

The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants which, among other things, restrict our ability to incur additional indebtedness, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon the future performance, which will be impacted by general economic conditions and other factors. See "Forward-Looking Statements."


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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2001, the carrying value of our debt totaled $353.5 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At March 31, 2001, the Company had fixed rate debt of $135.2 million (including capital leases) and variable rate debt of $218.3 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.7 million. Based on the amounts of variable rate debt outstanding at March 31, 2001, the earnings and cash flows impact, net of taxes, for the next year resulting from a one percentage point increase in interest rates would be approximately $2.2 million, holding other variables constant.

In order to help hedge our interest rate exposure, effective May 7, 1999, we entered into an interest rate collar transaction agreement with our agent bank. This arrangement is described in Note 7 of Notes to Consolidated Financial Statements.



--------------------------------------------------------------------------------
                                                                         Page 21

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

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting in lieu of an Annual Meeting of Stockholders on May 16, 2001. At the meeting, each of the following matters was approved by a vote of 17,759,583 shares of Common Stock, out of 20,336,567 shares outstanding and eligible to vote:

     (a) Re-election of our six incumbent directors;

     (b) Increasing our authorized Common Stock from 25,000,000 shares to 28,500,000 shares; and

     (c) Increasing the number of shares of Common Stock reserved for issuance under our 1997 Stock Option Plan from 4,260,978 shares to 4,460,978 shares.

ITEM 5.   OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on June 12, 2001 at 2 p.m., Eastern time in order for investors and other interested stakeholders to hear management's views on our results of operations during the first quarter of 2001. If you are interested in accessing the call in listen-only mode, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

    -  Name of Participant(s)

    -  Company Affiliation

    -  Nature of Business

    -  Address

    -  Phone, Fax and E-mail


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.  Exhibits:

              Not applicable

          b.  Reports on Form 8-K:

              Not applicable




--------------------------------------------------------------------------------
                                                                         Page 22

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

                                           THE HOLMES GROUP, INC.
                                           ------------------------------------
                                           Registrant

May 31, 2001                              By: /s/ Jordan A. Kahn
                                               --------------------------------
                                               Jordan A. Kahn, President,
                                               Chief Executive Officer
                                               (Principal Executive Officer)

May 31, 2001                              By: /s/ Ira B. Morgenstern
                                               --------------------------------
                                               Ira B. Morgenstern,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)









--------------------------------------------------------------------------------
                                                                         Page 23