Form 10-Q
period 2001-06-30
HOLMES GROUP INC
filed 2001-08-14
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                        COMMISSION FILE NUMBERS: 333-44473
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

                          YES [X]                NO [ ]

                             THE HOLMES GROUP, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                          PAGE

PART I.  FINANCIAL INFORMATION                                              3

ITEM 1.  FINANCIAL STATEMENTS                                               3

            CONSOLIDATED BALANCE SHEET AT
            DECEMBER 31, 2000 AND JUNE 30, 2001 (UNAUDITED)                 3

            CONSOLIDATED STATEMENT OF INCOME FOR
            THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,2000 AND
            JUNE 30, 2001 (UNAUDITED)                                       4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            SIX MONTHS ENDED JUNE 30, 2000 AND
            JUNE 30, 2001 (UNAUDITED)                                       5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        26

PART II. OTHER INFORMATION                                                 27

         SIGNATURES                                                        28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE HOLMES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                                                   JUNE 30,
                                                                                  DECEMBER 31,       2001
                                                                                    2000          (UNAUDITED)
                                                                                  -----------     -----------
ASSETS
Current assets:
    Cash and cash equivalents ...............................................      $   3,017       $   2,981
    Accounts receivable, net of allowance of $9,622 and $3,740 respectively .        124,499         113,772
    Inventories .............................................................        131,050         125,473
    Prepaid expenses and other current assets ...............................          6,457           4,636
    Deferred income taxes ...................................................         14,725          14,730
                                                                                   ---------       ---------
      Total current assets ..................................................        279,748         261,592

    Assets held for sale ....................................................          1,624             379
    Property and equipment, net .............................................         67,582          68,644
    Goodwill, net ...........................................................         83,779          82,247
    Deposits and other assets ...............................................          5,850           6,656
    Debt issuance costs, net ................................................         15,286          15,110
                                                                                   ---------       ---------
                                                                                   $ 453,869       $ 434,628
                                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of other liabilities ....................................      $     784       $     879
    Current portion of credit facility ......................................          7,250           7,676
    Accounts payable ........................................................         30,179          35,878
    Accrued expenses ........................................................         33,345          28,402
    Accrued income taxes ....................................................          4,717           7,142
                                                                                   ---------       ---------
      Total current liabilities .............................................         76,275          79,977


Credit facility .............................................................        225,175         217,245
Long-term debt ..............................................................        135,186         135,241
Other long-term liabilities .................................................          7,055           7,906
Deferred income taxes .......................................................          4,704           4,704

Commitments and contingencies Stockholders' equity(deficit):
  Common stock, $.001 par value.  Authorized 25,000,000 shares as of
      December 31, 2000 and 28,500,000 shares as of June 30, 2001; issued and outstanding 20,307,995 shares at December 31, 2000 and
      June 30, 2001 .........................................................             20              20
  Additional paid in capital ................................................         67,915          69,297
  Accumulated other comprehensive income ....................................            241             (68)
  Treasury stock, at cost (18,620,450 shares) ...............................        (62,058)        (62,076)
  Retained earnings (deficit) ...............................................           (644)        (17,618)
                                                                                   ---------       ---------
      Total stockholders' equity (deficit) ..................................          5,474         (10,445)
                                                                                   ---------       ---------
                                                                                   $ 453,869       $ 434,628
                                                                                   =========       =========


The accompanying notes are an integral part of these consolidated financial statements

                             THE HOLMES GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED

                                                              JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001
                                                              -------------     -------------     -------------     -------------
Net sales ..............................................        $ 121,536         $ 130,972         $ 240,093         $ 258,205
Cost of goods sold .....................................           91,082           101,720           174,275           195,578
                                                                ---------         ---------         ---------         ---------
  Gross profit .........................................           30,454            29,252            65,818            62,627
                                                                ---------         ---------         ---------         ---------

Operating expenses:
  Selling ..............................................           17,529            15,290            34,849            31,502
  General and administrative ...........................            8,343            10,628            16,189            18,973
  Product development ..................................            2,706             2,306             5,511             4,872
  Restructuring costs...................................               --             1,445                --             1,445
  Plant closing costs ..................................              196                --               340                --
  Amortization of goodwill and other intangible assets .              664               650             1,326             1,300
                                                                ---------         ---------         ---------         ---------
    Total operating expenses ...........................           29,438            30,319            58,215            58,092
                                                                ---------         ---------         ---------         ---------
    Operating profit ...................................            1,016            (1,067)            7,603             4,535
                                                                ---------         ---------         ---------         ---------
Other income and expense:
  Interest and other expense, net ......................            9,392            11,058            18,546            20,438
                                                                ---------         ---------         ---------         ---------
Income (loss) before income taxes and equity in earnings
  from joint venture ...................................           (8,376)          (12,125)          (10,943)          (15,903)
Income tax expense (benefit) ...........................             (411)            1,167              (532)            2,431
Equity in earnings from joint venture ..................              193               744               336             1,360
                                                                ---------         ---------         ---------         ---------
    Net income (loss) ..................................        $  (7,772)        $ (12,548)        $ (10,075)        $ (16,974)
                                                                =========         =========         =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                           SIX MONTHS ENDED
                                                                                    JUNE 30, 2000    JUNE 30, 2001
                                                                                    -------------    -------------
Cash flows from operating activities:
  Net income (loss) ..........................................................        $(10,075)        $(16,974)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization ............................................           8,644            7,880
    Amortization of debt issuance costs, discounts and other non-cash
      interest expense .......................................................           2,587            3,987
    Restructuring and asset impairment charges ...............................              --              912
    Change in allowance for doubtful accounts ................................             504           (5,882)
    (Gain) loss on disposal of assets ........................................              --             (559)
    Deferred income taxes ....................................................             313               (5)

    Changes in operating assets and liabilities:
      Accounts receivable ....................................................          33,251           16,609
      Inventories ............................................................         (19,787)           5,577
      Prepaid expenses and other current assets ..............................             744            1,821
      Deposits and other assets ..............................................          (5,290)          (3,641)
      Accounts payable .......................................................           4,638            5,475
      Accrued expenses .......................................................          (9,907)          (4,943)
      Accrued income taxes ...................................................             429            2,425
                                                                                      --------         --------
    Net cash provided by operating activities ................................           6,051           12,682
                                                                                      --------         --------

Cash flows from investing activities:
  Proceeds from sale of assets held for sale and business divestitures .......           4,753            2,053
  Distribution of earnings from joint venture ................................             907              616
  Purchases of property and equipment ........................................         (11,432)          (8,554)
  Cash received from joint venture partner, net ..............................           1,141              700
                                                                                      --------         --------
    Net cash used for investing activities ...................................          (4,631)          (5,185)
                                                                                      --------         --------
Cash flows from financing activities:
  Borrowings (repayment) of credit facility, net of issuance costs ...........          (5,125)          (7,504)
  Principal payments on capital lease obligations ............................            (139)              --
                                                                                      --------         --------
    Net cash (used for) financing activities .................................          (5,264)          (7,504)
                                                                                      --------         --------

Effect of exchange rate changes on cash ......................................              72              (29)
                                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents .........................          (3,772)             (36)
Cash and cash equivalents, beginning of period ...............................           6,647            3,017
                                                                                      --------         --------
Cash and cash equivalents, end of period .....................................        $  2,875         $  2,981
                                                                                      ========         ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................................        $ 16,123         $ 17,332
   Cash paid for (refund of) income taxes ....................................        $   (504)        $    133

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

3.   ACQUISITION

     On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of Rival (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $88.5 million and $88.7 million, before $6.3 million and $4.9 million of accumulated amortization at June 30, 2001 and December 31, 2000, respectively and is being amortized on a straight-line basis over 35 years.

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

     On June 28, 2001, the Company announced that the Sedalia, Missouri manufacturing plant would be closed. The activities of this plant will be moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi. As a result, approximately 300 additional manufacturing, engineering and office positions were eliminated. In connection with the foregoing, the Company recorded a $727,000 restructuring charge for the severance and other employee related costs in accordance with EITF 94-3 " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Severance costs for these employees will be paid during the remainder of 2001 and into 2002. Additionally, the Company recorded a $718,000 charge for restructuring associated with the Sedalia plant closure. These charges represent asset write-downs of redundant property, plant and equipment and facility exit costs. The remaining net book value of the Sedalia plant has been shown as assets held for sale in the Consolidated June 30, 2001 balance sheet.

     The reserve activity for fiscal 2001 is as follows (in thousands):

                                        Employee        Facility        Total
                                      Severance and     Exit and       Accrued
                                    Relocation Costs   Other Costs   Restructuring
                                    ----------------   -----------   -------------
     Balance at December 31, 2000        $   712          $ 233         $   945
     Restructuring charges                   727            718           1,445
     Cash payments/adjustments
      recorded in fiscal 2001               (304)          (901)         (1,205)
                                         -------          -----         -------
     Balance at June 30, 2001            $ 1,135          $  50         $ 1,185


     The cash payments/adjustments recorded in fiscal 2001 primarily include the cash payments made for severance in the first half of 2001 and the write down recorded in connection with the Sedalia plant closure.

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

5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the Company's results of operations and cash flows for the six months ended June 30, 2000 and 2001. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                         December 31, 2000     June 30, 2001
                                         -----------------     -------------
     Finished goods                        $ 97,375,000        $ 92,617,000
     Raw materials and Work-in-process       33,299,000          32,931,000
                                           ------------        ------------
                                            130,674,000         125,548,000
     LIFO allowance                             376,000             (75,000)
                                           ------------        ------------
                                           $131,050,000        $125,473,000
                                           ============        ============


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

     Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $140.0 million revolving credit facility that matures February 5,2005. Availability under the Credit Facility is reduced by outstanding letters of credit. As of June 30, 2001, the Company's availability was $33.7 million, net of outstanding letters of credit totaling $4.8 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

                          THE HOLMES GROUP, INC. NOTES
               TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company's financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. The lending group agreed to a Forbearance Agreement with respect to such defaults on April 13, 2001. On May 7, 2001, the Credit Facility was further amended to waive the defaults and to revise certain of the financial ratio covenants through June 30, 2002. In addition, the maximum revolving credit availability under the Credit Facility has been increased from $140.0 million to an aggregate of $180.0 million through January 31, 2002, decreasing to an aggregate of $155.0 million through July 1, 2002 and $115.0 million thereafter, subject at all times to a borrowing base formula.

     As partial consideration for the amendments and the limited waiver, the Company issued warrants to the lenders to acquire up to 5% of THG's common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, the majority stockholder agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment. The fair value of the warrants was approximately $1.4 million and was recorded as a charge to interest expense during the second quarter of 2001.

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

     Long term debt consists of the following:



     (in thousands)                                              December 31, 2000   June 30,2001
                                                                 -----------------   ------------
     Credit Facility, with a weighted average interest rate of
       10.1% and 8.7% at December 31, 2000 and June 30, 2001,
       respectively ..........................................        $232,425         $224,921
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.1 million at December 31, 2000 and $1.0
       million at June 30, 2001 ..............................         135,186          135,241
                                                                      --------         --------
     Total debt ..............................................         367,611          360,162
     Less current maturities .................................           7,250            7,676
                                                                      --------         --------
     Long-term debt ..........................................        $360,361         $352,486


     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at June 30, 2001 was 3.71%, therefore the Company will owe approximately $198,000 in the third quarter to the lending bank.

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

                                                       Three months ended
     (in thousands)                               June 30, 2000   June 30, 2001
                                                  -------------   -------------
     Net Earnings (loss) ....................        $(7,772)       $(12,548)
     Foreign currency translation adjustments            121              17
                                                     -------         -------

       Comprehensive income (loss) ..........        $(7,651)       $(12,531)


                                                         Six months ended
     (in thousands)                               June 30, 2000    June 30, 2001
                                                  -------------    -------------
     Net Earnings (loss) ....................        $(10,075)        $(16,974)
     Foreign currency translation adjustments            (502)            (309)
                                                     --------         --------

       Comprehensive income (loss) ..........        $(10,577)        $(17,283)


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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The International and Other category in 2001 represents the International segment. For 2000, the other category represented the International segment and the divested industrial and building supply segment combined as neither accounted for over 10% of net sales individually. Summary financial information for each reportable segment for the three and six month periods ended June 30, 2001 and 2000 is as follows (in thousands):


                            Consumer                    International                      Consolidated
THREE MONTHS ENDED          Durables      Far East        and Other       Eliminations         Total
                            --------      --------      -------------     ------------     ------------
June 30, 2001

Net sales ............     $ 113,248      $ 63,281        $ 11,883         $ (57,440)       $ 130,972
Operating income(loss)        (7,046)        5,032             537               410           (1,067)

June 30, 2000

Net sales ............     $ 107,675      $ 57,473        $ 10,401         $ (54,013)       $ 121,536
Operating income(loss)        (1,132)        3,190          (1,072)               30            1,016


SIX MONTHS ENDED

June 30, 2001

Net sales ............     $ 224,237      $128,000        $ 22,330         $(116,362)       $ 258,205
Operating income(loss)        (8,825)       11,780             845               735            4,535

June 30, 2000

Net sales ............     $ 210,502      $116,258        $ 22,205         $(108,872)       $ 240,093
Operating income(loss)           497         9,465          (2,419)               60            7,603


     The following information is summarized by geographic area (in thousands):


                                                                          Other       Consolidated
                                        United States     Far East    International      Total
                                        -------------     --------    -------------   ------------
Net sales:
  Three months ended June 30, 2001        $113,248        $  5,841       $ 11,883       $130,972
  Three months ended June 30, 2000         107,675           3,460         10,401        121,536

  Six months ended June 30, 2001 .        $224,237        $ 11,638       $ 22,330       $258,205
  Six months ended June 30, 2000 .         210,502           7,386         22,205        240,093

Identifiable assets:
  June 30, 2001 ..................          36,168          32,261            594         69,023
  December 31, 2000 ..............          37,777          30,654            775         69,206


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

12.  CONDENSED CONSOLIDATING INFORMATION

     The senior subordinated notes described in Note 7 were issued by THG and are guaranteed by Rival and its domestic subsidiary and Holmes Manufacturing Corp. ("Manufacturing"), Holmes Motor Corp. ("Motor") and Holmes Air (Taiwan) Corp. ("Taiwan"), but are not guaranteed by THG's other subsidiary, HPFEL, or Rival's five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Bionaire International B.V., The Holmes Group Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V., the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan and Manufacturing had no revenues or operations during the periods presented. As further described in Note 15 of the Company's audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-K, as amended, as filed with the Securities and Exchange Commission, certain of HPFEL's subsidiaries in China have restrictions on distributions to their parent companies.

          CONSOLIDATING BALANCE SHEET DECEMBER 31, 2000 (IN THOUSANDS)




                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents .....     $     175       $     959         $   1,883               --        $   3,017
  Accounts receivable, net ......        51,725          49,459            23,315               --          124,499
  Inventories ...................        51,181          52,637            32,396        $  (5,164)         131,050
  Prepaid expenses and other
     current assets .............         2,922              74             3,461               --            6,457
  Deferred income taxes .........         5,300           9,911              (486)              --           14,725
  Due from affiliates ...........       223,445              89            29,138         (252,672)              --
                                      ---------       ---------         ---------        ---------        ---------
     Total current assets .......       334,748         113,129            89,707         (257,836)         279,748
                                      ---------       ---------         ---------        ---------        ---------
Assets held for sale ............            --           1,624                --               --            1,624
Property and equipment, net .....         5,482          30,671            31,429               --           67,582
Goodwill, net ...................            --          83,779                --               --           83,779
Deposits and other assets .......        21,806           3,110               511           (4,291)          21,136
Investments in consolidated
  subsidiaries ..................        41,217              --                --          (41,217)              --
                                      ---------       ---------         ---------        ---------        ---------
                                      $ 403,253       $ 232,313         $ 121,647        $(303,344)       $ 453,869
                                      =========       =========         =========        =========        =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of
     other liabilities ..........     $      --       $      --         $     784               --        $     784
 Current portion of
     credit facility ............         7,250              --                --               --            7,250
 Accounts payable ...............         7,367          (2,261)           29,264        $  (4,191)          30,179
 Accrued expenses ...............        15,835          12,298             5,212               --           33,345
 Accrued income taxes ...........           (10)          2,521             2,206               --            4,717
 Due to affiliates ..............         6,976         221,939            23,757         (252,672)              --
                                      ---------       ---------         ---------        ---------        ---------
     Total current liabilities ..        37,418         234,497            61,223         (256,863)          76,275
                                      ---------       ---------         ---------        ---------        ---------
Credit facility .................       225,175              --                --               --          225,175
                                      ---------       ---------         ---------        ---------        ---------
Long-term debt ..................       135,186              --                --               --          135,186
                                      ---------       ---------         ---------        ---------        ---------
Other long-term liabilities .....            --              --             7,055               --            7,055
                                      ---------       ---------         ---------        ---------        ---------
Deferred income taxes ...........            --           4,704                --               --            4,704
                                      ---------       ---------         ---------        ---------        ---------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value .            20               2                --               (2)              20
  Common stock, $1 par value ....            --              --               100             (100)              --
  Additional paid in capital ....        67,915              --                --               --           67,915
  Accumulated other comprehensive
     income .....................           241              --               241             (241)             241
  Treasury stock ................       (62,058)             --                --               --          (62,058)
  Retained earnings(deficit) ....          (644)         (6,890)           53,028          (46,138)            (644)
                                      ---------       ---------         ---------        ---------        ---------
     Total stockholders' equity
       (deficit) ................         5,474          (6,888)           53,369          (46,481)           5,474
                                      ---------       ---------         ---------        ---------        ---------
                                      $ 403,253       $ 232,313         $ 121,647        $(303,344)       $ 453,869
                                      =========       =========         =========        =========        =========

            CONSOLIDATING BALANCE SHEET JUNE 30, 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents .....     $     746       $   1,060         $   1,175               --        $   2,981
  Accounts receivable, net ......        39,811          56,576            17,385               --          113,772
  Inventories ...................        40,413          60,876            28,673        $  (4,489)         125,473
  Prepaid expenses and other
     current assets .............         2,173              40             2,423               --            4,636
  Deferred income taxes .........         5,300           9,911              (481)              --           14,730
  Due from affiliates ...........       213,387              89            54,132         (267,608)              --
                                      ---------       ---------         ---------        ---------        ---------
     Total current assets .......       301,830         128,552           103,307         (272,097)         261,592
                                      ---------       ---------         ---------        ---------        ---------
Assets held for sale ............            --             379                --               --              379
Property and equipment, net .....         6,466          29,323            32,855               --           68,644
Goodwill, net ...................            --          82,247                --               --           82,247
Deposits and other assets .......        22,206           3,191             1,260           (4,891)          21,766
Investments in consolidated
  subsidiaries ..................        58,539              --                --          (58,539)              --
                                      ---------       ---------         ---------        ---------        ---------
                                      $ 389,041       $ 243,692         $ 137,422        $(335,527)       $ 434,628
                                      =========       =========         =========        =========        =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of
     other liabilities ..........     $      --       $      --         $     879               --        $     879
 Current portion of
     credit facility ............         7,676              --                --               --            7,676
 Accounts payable ...............         4,703           5,470            30,596        $  (4,891)          35,878
 Accrued expenses ...............        14,821           9,792             3,789               --           28,402
 Accrued income taxes ...........           706           2,753             3,683               --            7,142
 Due to affiliates ..............        19,094         222,483            25,931         (267,508)              --
                                      ---------       ---------         ---------        ---------        ---------
     Total current liabilities ..        47,000         240,498            64,878         (272,399)          79,977
                                      ---------       ---------         ---------        ---------        ---------
Credit facility .................       217,245              --                --               --          217,245
                                      ---------       ---------         ---------        ---------        ---------
Long-term debt ..................       135,241              --                --               --          135,241
                                      ---------       ---------         ---------        ---------        ---------
Other long-term liabilities .....            --              --             7,906               --            7,906
                                      ---------       ---------         ---------        ---------        ---------
Deferred income taxes ...........            --           4,704                --               --            4,704
                                      ---------       ---------         ---------        ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value .            20               2                --               (2)              20
  Common stock, $1 par value ....            --              --               100             (100)              --
  Additional paid in capital ....        69,297              --                --               --           69,297
  Accumulated other comprehensive
     income .....................           (68)             --               (68)              68              (68)
  Treasury stock ................       (62,076)             --                --               --          (62,076)
  Retained earnings(deficit) ....       (17,618)         (1,512)           64,606          (63,094)         (17,618)
                                      ---------       ---------         ---------        ---------        ---------
     Total stockholders' equity
       (deficit) ................       (10,445)         (1,510)           64,638          (63,128)         (10,445)
                                      ---------       ---------         ---------        ---------        ---------
                                      $ 389,041       $ 243,692         $ 137,422        $(335,527)       $ 434,628
                                      =========       =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
                THREE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   GUARANTOR       NON-GUARANTOR
                                    PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                   ---------      ------------     -------------     ------------     ------------
                                                                  (IN THOUSANDS)
Net sales ....................     $  55,103       $  53,150         $  67,296        $ (54,013)       $ 121,536
Cost of goods sold ...........        45,681          40,614            58,830          (54,043)          91,082
                                   ---------       ---------         ---------        ---------        ---------
  Gross profit (loss) ........         9,422          12,536             8,466               30           30,454
                                   ---------       ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................         6,418           8,875             2,236               --           17,529
  General and administrative .         3,346           2,124             2,873               --            8,343
  Product development ........         2,163             543                --               --            2,706
  Plant closing costs ........            --             196                --               --              196
  Amortization of goodwill and
     other intangible assets .            --             650                14               --              664
                                   ---------       ---------         ---------        ---------        ---------
  Total operating expenses ...        11,927          12,388             5,123               --           29,438
                                   ---------       ---------         ---------        ---------        ---------
  Operating profit (loss) ....        (2,505)            148             3,343               30            1,016
                                   ---------       ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net             --              --                --               --               --
  Interest and other expense,
     net .....................         9,326             (11)               77               --            9,392
                                   ---------       ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............         9,326             (11)               77               --            9,392
                                   ---------       ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........       (11,831)            159             3,266               30           (8,376)
Equity in earnings from joint
  venture ....................           193              --                --               --              193
Income tax expense (benefit) .          (979)            460               108               --             (411)
                                   ---------       ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............       (10,659)           (301)            3,158               30           (7,772)
Equity in income of
  consolidated subsidiaries ..         2,887              --                --           (2,887)              --
                                   ---------       ---------         ---------        ---------        ---------
Net income (loss) ............     $  (7,772)      $    (301)        $   3,158        $  (2,857)       $  (7,772)
                                   =========       =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
                 THREE MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   GUARANTOR       NON-GUARANTOR
                                    PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                   ---------      ------------     -------------     ------------     ------------
                                                                  (IN THOUSANDS)
Net sales ....................     $  43,902       $  69,346         $  75,164        $ (57,440)       $ 130,972
Cost of goods sold ...........        41,020          53,630            64,920          (57,850)         101,720
                                   ---------       ---------         ---------        ---------        ---------
  Gross profit (loss) ........         2,882          15,716            10,244              410           29,252
                                   ---------       ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................         8,646           3,870             2,774               --           15,290
  General and administrative .         6,574           2,153             1,901               --           10,628
  Product development ........         2,359             (53)               --               --            2,306
  Restructuring charges ......            --           1,445                --               --            1,445
  Amortization of goodwill and
     other intangible assets .            --             650                --               --              650
                                   ---------       ---------         ---------        ---------        ---------
  Total operating expenses ...        17,579           8,065             4,675               --           30,319
                                   ---------       ---------         ---------        ---------        ---------
  Operating profit (loss) ....       (14,697)          7,651             5,569              410           (1,067)
                                   ---------       ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net           (245)            328              (404)              --             (321)
  Interest and other expense,
     net .....................         9,023           2,382               (26)              --           11,379
                                   ---------       ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............         8,778           2,710              (430)              --           11,058
                                   ---------       ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........       (23,475)          4,941             5,999              410          (12,125)
Equity in earnings from joint
  venture ....................           744              --                --               --              744
Income tax expense (benefit) .           561              --               606               --            1,167
                                   ---------       ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............       (23,292)          4,941             5,393              410          (12,548)
Equity in income of
  consolidated subsidiaries ..        10,744              --                --          (10,744)              --
                                   ---------       ---------         ---------        ---------        ---------
Net income (loss) ............     $ (12,548)      $   4,941         $   5,393        $ (10,334)       $ (12,548)
                                   =========       =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------
                                                                     (IN THOUSANDS)
Net sales ....................        $ 120,878       $  93,389         $ 134,698        $(108,872)       $ 240,093
Cost of goods sold ...........           96,209          72,138           114,860         (108,932)         174,275
                                      ---------       ---------         ---------        ---------        ---------
  Gross profit (loss) ........           24,669          21,251            19,838               60           65,818
                                      ---------       ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................           14,726          15,717             4,406               --           34,849
  General and administrative .            5,653           4,550             5,986               --           16,189
  Product development ........            4,310           1,201                --               --            5,511
  Plant closing costs ........               --             340                --               --              340
  Amortization of goodwill and
     other intangible assets .               --           1,296                30               --            1,326
                                      ---------       ---------         ---------        ---------        ---------
  Total operating expenses ...           24,689          23,104            10,422               --           58,215
                                      ---------       ---------         ---------        ---------        ---------
  Operating profit (loss) ....              (20)         (1,853)            9,416               60            7,603
                                      ---------       ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net                --              58              (280)              --             (222)
  Interest and other expense,
     net .....................           18,845             (22)              (55)              --           18,768
                                      ---------       ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............           18,845              36              (335)              --           18,546
                                      ---------       ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........          (18,865)         (1,889)            9,751               60          (10,943)
Equity in earnings from joint
  venture ....................              336              --                --               --              336
Income tax expense (benefit) .           (1,178)            (85)              731               --             (532)
                                      ---------       ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............          (17,351)         (1,804)            9,020               60          (10,075)
Equity in income of
  consolidated subsidiaries ..            7,276              --                --           (7,276)              --
                                      ---------       ---------         ---------        ---------        ---------
Net income (loss) ............        $ (10,075)      $  (1,804)        $   9,020        $  (7,216)       $ (10,075)
                                      =========       =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
                  SIX MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------
                                                                     (IN THOUSANDS)
Net sales ....................        $ 107,486       $ 116,751         $ 150,330        $(116,362)       $ 258,205
Cost of goods sold ...........           94,823          89,846           128,006         (117,097)         195,578
                                      ---------       ---------         ---------        ---------        ---------
  Gross profit (loss) ........           12,663          26,905            22,324              735           62,627
                                      ---------       ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................           16,550           9,839             5,113               --           31,502
  General and administrative .           10,836           3,551             4,586               --           18,973
  Product development ........            4,447             425                --               --            4,872
  Restructuring charges ......               --           1,445                --               --            1,445
  Amortization of goodwill and
     other intangible assets .               --           1,300                --               --            1,300
                                      ---------       ---------         ---------        ---------        ---------
  Total operating expenses ...           31,833          16,560             9,699               --           58,092
                                      ---------       ---------         ---------        ---------        ---------
  Operating profit (loss) ....          (19,170)         10,345            12,625              735            4,535
                                      ---------       ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net               340            (203)             (414)              --             (277)
  Interest and other expense,
     net .....................           15,576           5,168               (29)              --           20,715
                                      ---------       ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............           15,916           4,965              (443)              --           20,438
                                      ---------       ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........          (35,086)          5,380            13,068              735          (15,903)
Equity in earnings from joint
  venture ....................            1,360              --                --               --            1,360
Income tax expense (benefit) .              941              --             1,490               --            2,431
                                      ---------       ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............          (34,667)          5,380            11,578              735          (16,974)
Equity in income of
  consolidated subsidiaries ..           17,693              --                --          (17,693)              --
                                      ---------       ---------         ---------        ---------        ---------
Net income (loss) ............        $ (16,974)      $   5,380         $  11,578        $ (16,958)       $ (16,974)
                                      =========       =========         =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2000 AND 2001 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        GUARANTOR       NON-GUARANTOR
                                                          PARENT       SUBSIDIARIES      SUBSIDIARIES     CONSOLIDATED
                                                         --------      ------------      ------------     ------------
SIX MONTHS ENDED JUNE 30, 2000
Net cash provided by operating activities ..........     $(21,875)       $  9,152          $ 18,774         $  6,051
                                                         --------        --------          --------         --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ....           --              --                --               --
  Contribution in joint venture ....................           --              --                --               --
  Distribution of earnings from joint venture ......          907              --                --              907
  Cash received from joint venture partner .........           --              --             1,141            1,141
  Proceeds from assets held for sale
    And business divestitures ......................          701           4,052                --            4,753
  Purchases of property and equipment ..............       (1,467)         (1,660)           (8,305)         (11,432)
                                                         --------        --------          --------         --------
                                                              141           2,392            (7,164)          (4,631)
                                                         --------        --------          --------         --------
Cash flows from financing activities:
  Net repayment of line of credit ..................           --              --                --               --
  Issuance of common stock .........................           --              --                --               --
  Borrowings (repayments) of long-term debt,
    net of issuance costs ..........................           --              --                --               --
  Borrowings (repayments) on credit facility,
    net of issuance costs ..........................       (5,125)             --                --           (5,125)
  Principal payments on capital lease obligations ..           --              --              (139)            (139)
  Other net activity with Parent ...................       27,043         (11,778)          (15,265)              --
                                                         --------        --------          --------         --------
    Net cash used for financing activities .........       21,918         (11,778)          (15,404)          (5,264)
                                                         --------        --------          --------         --------
Effect of exchange rate changes on cash ............           --              --                72               72
                                                         --------        --------          --------         --------
Net increase (decrease) in cash and cash equivalents          184            (234)           (3,722)          (3,772)
Cash and cash equivalents, beginning of period .....          192             795             5,660            6,647
                                                         --------        --------          --------         --------
Cash and cash equivalents, end of period ...........     $    376        $    561          $  1,938         $  2,875
                                                         ========        ========          ========         ========

SIX MONTHS ENDED JUNE 30, 2001

Net cash provided by operating activities ..........     $ 22,297        $ (8,573)         $ (1,042)        $ 12,682
                                                         --------        --------          --------         --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired ....           --              --                --               --
  Contribution in joint venture ....................           --              --                --               --
  Distribution of earnings from joint venture ......          616              --                --              616
  Cash received from joint venture partner .........           --              --               700              700
  Proceeds from assets held for sale
    And business divestitures ......................        2,053              --                --            2,053
  Purchases of property and equipment ..............       (1,737)         (1,545)           (5,272)          (8,554)
                                                         --------        --------          --------         --------
                                                              932          (1,545)           (4,572)          (5,185)
                                                         --------        --------          --------         --------
Cash flows from financing activities:
  Net repayment of line of credit ..................           --              --                --               --
  Borrowings (repayments) of long-term debt,
    net of issuance costs ..........................           --              --                --               --
  Borrowings (repayments) on credit facility,
    net of issuance costs ..........................       (7,504)             --                --           (7,504)
  Principal payments on capital lease obligations ..           --              --                --               --
  Other net activity with Parent ...................      (15,154)         10,219             4,935               --
                                                         --------        --------          --------         --------
    Net cash used for financing activities .........      (22,658)         10,219             4,935           (7,504)
                                                         --------        --------          --------         --------

Effect of exchange rate changes on cash ............           --              --               (29)             (29)
                                                         --------        --------          --------         --------

Net increase (decrease) in cash and cash equivalents          571             101              (708)             (36)
Cash and cash equivalents, beginning of period .....          175             959             1,883            3,017
                                                         --------        --------          --------         --------
Cash and cash equivalents, end of period ...........     $    746        $  1,060          $  1,175         $  2,981
                                                         ========        ========          ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Holmes Group, Inc., formerly known as Holmes Products Corp., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment, small kitchen and personal care appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have a leading U.S. market share in each of these product categories. Our kitchen appliances include Crock-Pot(R) slow cookers, can openers, ice cream freezers and other similar small kitchen electric appliances. In some of these categories we hold a leading market share. Our personal care products include massagers and showerheads. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality, and presence and experience in the Far East.

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

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net Sales. Net sales for the second quarter of fiscal 2001, which ended June 30, 2001, were $131.0 million compared to $121.5 million for the second quarter of fiscal 2000, which ended June 30, 2000, an increase of $9.5 million or 7.8%. This increase was primarily due to increased shipments of kitchen electric products over the corresponding period of 2000. International shipments also increased in the first quarter of 2001 versus the first quarter of 2000, driven by shipments in Mexico and Latin America and in the Far East. The Far East increase was due to increased sales by our motor joint venture with General Electric. These increases were in part offset by a decline in home environment shipments in the second quarter of 2001 versus 2000 due to the carryover fan inventory from the cooler than anticipated 2000 summer season. Unfavorable temperatures during the second quarter of 2001 also impacted fan shipments.

Gross Profit. Gross profit for the second quarter of 2001 was $29.3 million compared to $30.5 million for the second quarter of 2000, a decrease of $1.2 million or 3.9%. This was due to a higher proportion of third-party sourced items (particularly kitchen electrics), which have a lower margin than products we manufacture in-house, as well as reduced in-house manufacturing of fans due to the high carryover inventory from the cooler than anticipated 2000 summer season. Also, the retail fan shipments during the second quarter of 2001 were at lower overall margins due to the carryover inventory at higher 2000 season costs. Distribution and warehousing costs were also higher, again due to the carryover fan inventory from the 2000 summer season. We also had sales of low margin closeouts which increased sales with no gross profit impact. Lastly, discounts and allowances were higher during the second quarter of 2001 versus 2000, which also negatively impacted gross margin.

Selling Expenses. Selling expenses for the second quarter of 2001 were $15.3 million compared to $17.5 million for the second quarter of 2000, a decrease of $2.2 million or 12.6%. As a percentage of net sales, selling expenses decreased to 11.7% for the second quarter of 2001 from 14.4% for the second quarter of 2000. The selling expense decrease was due to a reduction in several sales and marketing expenses such as sales samples, print and trade advertising and sales travel expenses. These reductions resulted from our effort to lower spending throughout the Company.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2001 were $10.6 million compared to $8.3 million for the second quarter of 2000, an increase of $2.3 million or 27.7%. As a percentage of net sales, general and administrative expenses increased to 8.1% for the second quarter of 2001 from 6.8% for the second quarter of 2000. The increase in general and administrative expense was attributable to a number of factors including bank and consulting fees associated with the May 7, 2001 amended credit facility, insurance costs and our management information systems ("MIS") infrastructure. Excluding the impact of the expenses related to the bank amendment, general and administrative expenses were approximately 7.4% of net sales during the three months ended June 30, 2001.

Product Development Expenses. Product development expenses for the second quarter of 2001 were $2.3 million compared to $2.7 million for the second quarter of 2000, a decrease of $0.4 million or 14.8%. The expenditures in 2001 relate to the development of a number of new products in the home environment and kitchen product lines.

Restructuring Costs. Restructuring costs for the second quarter of 2001 were $1.4 million. These costs related to the closure of the Sedalia, Missouri manufacturing plant announced in June 2001. The costs were made up of certain employee termination benefits and property, plant and equipment write-downs.

Plant Closing Costs. There were no plant closing costs in the second quarter of 2001. The closing costs in 2000 were associated with the closing of the Fayetteville, North Carolina plant.

Interest and Other Expense, Net. Interest and other expense, net for the second quarter of 2001 was $11.1 million compared to $9.4 million for the second quarter of 2000, an increase of $1.7 million or 18.1%. The increase in interest expense was primarily due to higher debt levels during the first quarter of 2001 versus 2000. Additionally, we recorded, as interest expense, approximately $1.4 million with respect to the warrants issued as part of the amended credit facility and limited waiver dated May 7, 2001.

Income Tax Expense (Benefit). The income tax expense for the second quarter of 2001 was $1.2 million compared to a benefit of $0.4 million in 2000. The income tax expense in 2001 was largely due to the establishment of a valuation reserve primarily against losses experienced in the U.S. and a tax expense on income taxed in foreign jurisdictions.

Equity in Earnings from Joint Venture. We recorded $0.7 million in equity in earnings from our joint venture with General Electric for the shipment of motors from the Joint Venture in 2001 versus $0.2 million in the second quarter of 2000.

Net Loss. As a result of the foregoing factors, our net loss for the second quarter of 2001 was $12.5 million, compared to a net loss of $7.8 million in the second quarter of 2000.


COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net Sales. Net sales for the first half of fiscal 2001, which ended June 30, 2001, were $258.2 million compared to $240.1 million for the first half of fiscal 2000, which ended June 30, 2000, an increase of $18.1 million or 7.5%. Excluding the sales related to the residual sourcing agreements for the pump and industrial businesses, which were divested in the fourth quarter of 1999, net sales increased approximately 9.6% versus the first half of 2000. This increase was primarily due to increased shipments of kitchen electric products over the corresponding period of 2000. International shipments also increased in the first half of 2001 versus the first half of 2000, driven by shipments in Mexico and Latin America and in the Far East. The Far East increase was due to increased sales by our motor joint venture with General Electric. These increases were in part offset by a decline in home environment shipments due to the carryover for inventory from the cooler than anticipated 2000 summer season. Unfavorable temperatures during the first half of 2001 also impacted fan shipments. Sales for the divested businesses in the first half of 2000 were $4.5 million pursuant to supply agreements with the buyers.

Gross Profit. Gross profit for the first half of 2001 was $62.6 million compared to $65.8 million for the first half of 2000, a decrease of $3.2 million or 4.9%. This was due to reduced in-house manufacturing of fans due to the higher carryover inventory from the cooler than anticipated 2000 summer season. Also, the retail fan shipments during the first half of 2001 were at lower overall margins due to the carryover inventory at higher 2000 season costs. Distribution and warehousing costs were also higher, again due to the carryover fan inventory from the 2000 summer season. We also had sales of low margin closeouts which increased sales with no gross profit impact. Lastly, discounts and allowances were slightly higher during the first half of 2001 versus 2000, which also negatively impacted gross margin.

Selling Expenses. Selling expenses for the first half of 2001 were $31.5 million compared to $34.8 million for the first half of 2000, a decrease of $3.3 million or 9.5%. As a percentage of net sales, selling expenses decreased to 12.2% for the first half of 2001 from 14.5% for the first half of 2000. The selling expense decrease was due to a reduction in several sales and marketing expenses such as selling commissions, sales samples, print and trade advertising and sales travel expenses. These reductions resulted from our effort to lower spending throughout the Company.

General and Administrative Expenses. General and administrative expenses for the first half of 2001 were $19.0 million compared to $16.2 million for the first half of 2000, an increase of $2.8 million or 17.3%. As a percentage of net sales, general and administrative expenses increased to 7.4% for the first half of 2001 from 6.7% for the first half of 2000. The increase in general and administrative expense was attributable to a number of factors including increased bank and consulting fees associated with the May 7, 2001 amended Credit Facility, insurance expense and MIS Infrastructure. Excluding the impact of the additional costs related to the May 7 amendment, General and Administrative Expenses were approximately 7.0% of net sales.

Product Development Expenses. Product development expenses for the first half of 2001 were $4.9 million compared to $5.5 million for the first half of 2000, a decrease of $0.6 million or 10.9%. The decreased expenditures in 2001 reflects the integration of the Holmes and Rival product development activities into one central department.

Restructuring Costs. Restructuring costs for the first half of 2001 were $1.4 million. These costs related to the closure of the Sedalia, Missouri manufacturing plant announced in June 2001. The cost were made up of certain employee termination benefits and property, plant and equipment write-downs.

Plant Closing Costs. There were no plant closing costs in the first half of 2001. The closing costs in 2000 were associated with the closing of the Fayetteville, North Carolina plant.

Interest and Other Expense, Net. Interest and other expense, net for the first half of 2001 was $20.4 million compared to $18.5 million for the first half of 2000, an increase of $1.9 million or 10.3%. The increase was due to higher interest expense due to increased debt levels during the first half of 2001 versus 2000. Additionally, we recorded, as interest expense, approximately $1.4 million with respect to the warrants issued as part of the amended credit facility and limited waiver dated May 7, 2001.

Income Tax Expense (Benefit). The income tax expense for the first half of 2001 was $2.4 million compared to a benefit of $0.5 million in 2000. The income tax expense in 2001 was largely due to the establishment of a valuation reserve primarily against losses experienced in the U.S. and a tax expense on income taxed in foreign jurisdictions.

Equity in Earnings from Joint Venture. We recorded $1.4 million in equity in earnings from our joint venture with General Electric for the shipment of motors from the Joint Venture in 2001 versus $0.3 million in the first half of 2000.

Net Loss. As a result of the foregoing factors, our net loss for the first half of 2001 was $17.0 million, compared to a net loss of $10.1 million in the first half of 2000.


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

Cash provided by operations for the six months ended June 30, 2000 and 2001 was $6.1 million and $12.7 million, respectively. Cash provided by operations in the first half of 2001 primarily reflected a $16.6 million decrease in accounts receivable levels, as heavy cash collection activity typically follows the seasonally higher sales activity during the fourth quarter of the fiscal year.

Cash used for investing for the six months ended June 30, 2000 and 2001 was $4.6 million and $5.2 million, respectively. Cash used for investing in the first half of 2001 reflected capital expenditures of approximately $8.6 million offset by additional cash received from our joint venture partner as part of their contribution towards joint venture capital equipment. We also received $0.6 million in earnings distributions from the joint venture. Additionally, we received $2.1 million in proceeds from the sale of the Warrensburg, Missouri facility and manufacturing machinery.

Cash used for financing activities for the six months ended June 30, 2000 and 2001 was $5.3 million and $7.5 million, respectively. Cash used for financing in the first half of 2001 reflected repayments of the credit facility using cash flows from operations.


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

Availability under the Credit Facility is reduced by outstanding letters of credit. As of June 30, 2001, our availability was $33.7 million, net of outstanding letters of credit totaling $4.8 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

Our financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. The lending group agreed to a Forbearance Agreement with respect to such defaults on April 13, 2001. On May 7, 2001, the Credit Facility was further amended to waive the defaults and to revise certain of the financial ratio covenants through June 30, 2002. In addition, the maximum revolving credit availability under the Credit Facility has been increased from $140.0 million to an aggregate of $180.0 million through January 31, 2002, decreasing to an aggregate of $155.0 million through July 1, 2002 and $115.0 million thereafter, subject at all times to a borrowing base formula. As partial consideration for the amendments and limited waiver, we issued warrants to the lenders to acquire up to 5% of Holmes' common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, Berkshire Partners LLC, our equity partners, agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment. The fair value of the warrants was approximately $1.4 million and was recorded as a charge to interest expense during the second quarter of 2001.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangibles Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. Management believes the adoption of FAS 142 in fiscal 2002 will result in a significant decrease in amortization of goodwill and intangibles on the consolidated statement of income and its currently in the process of quantifying the impact.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, the carrying value of our debt totaled $360.2 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At June 30, 2001, the Company had fixed rate debt of $135.2 million (including capital leases) and variable rate debt of $224.9 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.5 million. Based on the amounts of variable rate debt outstanding at June 30, 2001, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $2.2 million, holding other variables constant.

In order to help minimize our interest rate exposure, effective May 7, 1999, we entered into an interest rate collar transaction agreement with our agent bank. This arrangement is described in Note 7 of Notes to Consolidated Financial Statements.

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

ITEM 5.  OTHER INFORMATION

Appointment of New President and CEO

We announced on August 13, 2001 that Peter Martin, formerly Group President at Newell Rubbermaid, has joined Holmes as President and CEO. Jordan A. Kahn, founder of the Holmes Group, will continue as Chairman of the Board of Directors. Mr. Martin is expected to assume his new duties as of August 20, 2001.

Investor Conference Call

We will hold a telephone conference call on August 21, 2001 at 2 p.m., Eastern time in order for investors and other interested stakeholders to hear management's views on our results of operations during the first quarter of 2001. If you are interested in accessing the call in listen-only mode, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

     -    Name of Participant(s)
     -    Company Affiliation
     -    Nature of Business
     -    Address
     -    Phone, Fax and E-mail

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits:

               10.1 Executive Employment and Non-Competition Agreement by and between the Company and Peter Martin dated as of August 1, 2001.

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

                                      THE HOLMES GROUP, INC.
                                      ------------------------------------
                                      Registrant


August 14, 2001                         By: /s/ Jordan A. Kahn
                                           --------------------------------
                                           Jordan A. Kahn, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer)


August 14, 2001                         By: /s/ Ira B. Morgenstern
                                           --------------------------------
                                           Ira B. Morgenstern,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)