Form 10-Q
period 2001-09-30
HOLMES GROUP INC
filed 2001-11-14
CIK 1052490

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                        COMMISSION FILE NUMBERS: 333-44473
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

                          YES [X]                NO [ ]

                             THE HOLMES GROUP, INC.

                                    FORM 10-Q

                         QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION                                                3

ITEM 1.  FINANCIAL STATEMENTS                                                 3

            CONSOLIDATED BALANCE SHEET AT
            DECEMBER 31, 2000 AND SEPTEMBER 30, 2001 (UNAUDITED)              3

            CONSOLIDATED STATEMENT OF INCOME FOR
            THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
            SEPTEMBER 30, 2001 (UNAUDITED)                                    4

            CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
            SEPTEMBER 30, 2001 (UNAUDITED)                                    5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27

PART II. OTHER INFORMATION                                                   27

         SIGNATURES                                                          29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE HOLMES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                                   2000       2001 (UNAUDITED)
                                                                                -----------   ----------------

ASSETS
Current assets:
    Cash and cash equivalents ...............................................    $   3,017       $   5,461
    Accounts receivable, net of allowance of $9,622 and $3,345 respectively.       124,499         123,910
    Inventories .............................................................      131,050         133,585
    Prepaid expenses and other current assets ...............................        6,457           3,788
    Deferred income taxes ...................................................       14,725          14,749
                                                                                 ---------       ---------
      Total current assets ..................................................      279,748         281,493

    Assets held for sale ....................................................        1,624             261
    Property and equipment, net .............................................       67,582          67,782
    Goodwill, net ...........................................................       83,779          81,597
    Deposits and other assets ...............................................        5,850           6,213
    Debt issuance costs, net ................................................       15,286          14,090
                                                                                 ---------       ---------
                                                                                 $ 453,869       $ 451,436
                                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current portion of other liabilities ....................................    $     784       $     855
    Current portion of credit facility ......................................        7,250           8,076
    Accounts payable ........................................................       30,179          61,863
    Accrued expenses ........................................................       33,345          36,302
    Accrued income taxes ....................................................        4,717           8,440
                                                                                 ---------       ---------
      Total current liabilities .............................................       76,275         115,536

Credit facility .............................................................      225,175         195,225
Long-term debt ..............................................................      135,186         135,269
Other long-term liabilities .................................................        7,055           7,698
Deferred income taxes .......................................................        4,704           4,704

Commitments and contingencies Stockholders' equity(deficit):
  Common stock, $.001 par value.  Authorized 25,000,000 shares as of
      December 31, 2000 and 28,500,000 shares as of September 30, 2001;
      issued and outstanding 20,307,995 shares at December 31, 2000 and
      20,302,995 shares at September 30, 2001 ...............................           20              20
  Additional paid in capital ................................................       67,915          68,874
  Accumulated other comprehensive income ....................................          241            (281)
  Treasury stock, at cost (18,620,450 shares) ...............................      (62,058)        (62,076)
  Retained earnings (deficit) ...............................................         (644)        (13,533)
                                                                                 ---------       ---------
      Total stockholders' equity (deficit) ..................................        5,474          (6,996)
                                                                                 ---------       ---------
                                                                                 $ 453,869       $ 451,436
                                                                                 =========       =========

The accompanying notes are an integral part of these consolidated financial statements

                             THE HOLMES GROUP, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                2000                2001          2000             2001
                                                           -------------    -------------    -------------    -------------

Net sales ..............................................       $ 118,435        $ 163,099        $ 358,528        $ 421,304
Cost of goods sold .....................................          77,859          118,726          252,134          314,304
                                                               ---------        ---------        ---------        ---------
  Gross profit .........................................          40,576           44,373          106,394          107,000
                                                               ---------        ---------        ---------        ---------

Operating expenses:
  Selling ..............................................          15,920           17,185           50,769           48,687
  General and administrative ...........................           7,556            9,600           23,745           28,573
  Product development ..................................           2,760            3,341            8,271            8,213
  Restructuring costs...................................              --               --              --             1,445
  Plant closing costs ..................................              --              550              340              550
  Amortization of goodwill and other intangible assets .             665              649            1,991            1,949
                                                               ---------        ---------        ---------        ---------
    Total operating expenses ...........................          26,901           31,325           85,116           89,417
                                                               ---------        ---------        ---------        ---------
    Operating profit ...................................          13,675           13,048           21,278           17,583
                                                               ---------        ---------        ---------        ---------
Other income and expense:
  Interest and other expense, net ......................           9,164            8,155           27,710           28,593
                                                               ---------        ---------        ---------        ---------
Income (loss) before income taxes and equity in earnings
  from joint venture ...................................           4,511            4,893           (6,432)         (11,010)
Income tax expense .....................................           3,169            1,324            2,637            3,755
Equity in earnings from joint venture ..................             275              516              611            1,876
                                                               ---------        ---------        ---------        ---------
    Net income (loss) ..................................       $   1,617       $    4,085       $   (8,458)       $ (12,889)
                                                               =========        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 2000    SEPTEMBER 30, 2001
                                                                                 ------------------    ------------------

Cash flows from operating activities:
  Net income (loss) ..........................................................           $ (8,458)            $(12,889)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and amortization ............................................             12,675               11,934
    Amortization of debt issuance costs, discounts and other non-cash
      interest expense .......................................................              2,613                4,630
    Restructuring and asset impairment charges ...............................                --                   718
    Change in allowance for doubtful accounts ................................             (2,170)              (6,277)
    (Gain) loss on disposal of assets ........................................                --                  (559)
    Deferred income taxes ....................................................             (3,285)                 (24)

    Changes in operating assets and liabilities:
      Accounts receivable ....................................................             31,036                6,866
      Inventories ............................................................            (48,548)              (2,535)
      Prepaid expenses and other current assets ..............................              8,870                2,863
      Deposits and other assets ..............................................             (3,243)              (4,163)
      Accounts payable .......................................................              7,253               31,456
      Accrued expenses .......................................................             (6,614)               2,957
      Accrued income taxes ...................................................              1,455                3,723
                                                                                          --------             --------
    Net cash provided by (used for) operating activities .....................             (8,416)              38,700
                                                                                          --------             --------

Cash flows from investing activities:
  Proceeds from sale of assets held for sale and business divestitures .......              4,753                2,053
  Distribution of earnings from joint venture ................................              1,100                1,360
  Purchases of property and equipment ........................................            (19,621)             (11,095)
  Cash received from joint venture partner, net ..............................              1,141                  700
                                                                                          --------             --------
    Net cash used for investing activities ...................................            (12,627)              (6,982)
                                                                                          --------             --------
Cash flows from financing activities:
  Borrowings (repayment) of credit facility, net of issuance costs ...........             15,063              (29,124)
  Principal payments on capital lease obligations ............................               (139)                 --
                                                                                          --------             --------
    Net cash provided by (used for) financing activities .....................             14,924              (29,124)
                                                                                          --------             --------

Effect of exchange rate changes on cash ......................................                113                 (150)
                                                                                          --------             --------

Net increase (decrease) in cash and cash equivalents .........................             (6,006)                2,444
Cash and cash equivalents, beginning of period ...............................              6,647                 3,017
                                                                                          --------             --------
Cash and cash equivalents, end of period .....................................             $  641             $   5,461
                                                                                          ========             ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................................           $ 21,274             $  21,967
   Cash paid for (refund of) income taxes ....................................           $ (4,864)            $     143

The accompanying notes are an integral part of these consolidated financial statements.

                             THE HOLMES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

3.   ACQUISITION

     On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of Rival (including payments to optionees), $142.9 million to refinance Rival's outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG's common stock to investment funds affiliated with THG's majority shareholder, certain members of Holmes' management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $88.5 million and $88.7 million, before $6.9 million and $4.9 million of accumulated amortization at September 30, 2001 and December 31, 2000, respectively, and is being amortized on a straight-line basis over 35 years.

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

     These actions resulted in the elimination of 216 Rival employees from a combination of the Rival Warrensburg facility and the Kansas City, Canada and Hong Kong offices. The remaining severance for these employees will be paid during the remainder of fiscal 2001 and fiscal 2002.

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

     On June 28, 2001, the Company announced that the Sedalia, Missouri manufacturing plant would be closed. The activities of this plant will be moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi. As a result, approximately 300 additional manufacturing, engineering and office positions were eliminated. In connection with the foregoing, the Company recorded a $727,000 restructuring charge for the severance and other employee related costs in accordance with EITF 94-3 " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Severance costs for these employees will be paid during the remainder of 2001 and into 2002. Additionally, the Company recorded a $718,000 charge for restructuring associated with the Sedalia plant closure. These charges represent asset write-downs of redundant property, plant and equipment and facility exit costs. The remaining net book value of the Sedalia plant has been shown as assets held for sale in the consolidated September 30, 2001 balance sheet. Additionally, wind down costs of approximately $550,000, which are expensed as incurred, have been included as plant closing costs in the consolidated statement of income for the three and nine months ended September 30, 2001.

     The reserve activity for fiscal 2001 is as follows (in thousands):

                                           Employee        Facility         Total
                                        Severance and      Exit and        Accrued
                                       Relocation Costs   Other Costs   Restructuring
                                       ----------------   -----------   -------------
     Balance at December 31, 2000         $   712         $   233         $   945
     Restructuring charges .......            727             718           1,445
     Cash payments/adjustments
      recorded in fiscal 2001 ....           (600)           (901)         (1,501)
                                          -------         -------         -------
     Balance at September 30, 2001        $   839         $    50         $   889

     The cash payments/adjustments recorded in fiscal 2001 primarily include the cash payments made for severance in the first nine months of 2001 and the write down recorded in connection with the Sedalia plant closure.

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

5.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the Company's results of operations and cash flows for the nine months ended September 30, 2000 and 2001. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Due to the seasonality of the Company's business, the Company's consolidated results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

6.   INVENTORIES

     All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (in thousands)                     December 31, 2000     September 30, 2001
                                        -----------------     ------------------

     Finished goods                          $ 97,375              $103,589
     Raw materials and Work-in-process         33,299                30,296
                                             --------              --------
                                              130,674               133,885
     LIFO allowance                               376                  (300)
                                             --------              --------
                                             $131,050              $133,585
                                             ========              ========

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

     Credit Facility

     The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. The Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $180.0 million revolving credit facility that matures February 5, 2005. Availability under the Credit Facility is reduced by outstanding letters of credit. As of September 30, 2001, the Company's availability was $67.4 million, net of outstanding letters of credit totaling $8.1 million and our outstanding balance of $95.2 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar, at the Company's option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company's domestic subsidiaries, are secured by substantially all of the Company's domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

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

     As partial consideration for the amendments and the limited waiver, the Company issued warrants to the lenders to acquire up to 5% of THG's common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, the majority stockholder agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment. The fair value of the warrants was approximately $1.0 million and was recorded as a charge to interest expense during 2001.

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

     Long term debt consists of the following:

     (in thousands)                                                   December 31, 2000   September 30,2001
                                                                      -----------------   -----------------
     Credit Facility, with a weighted average interest rate of
       10.1% and 8.5% at December 31, 2000 and September 30, 2001,
       respectively ................................................           $232,425            $203,301
     9 7/8% Senior Subordinated Notes, net of unamortized
       discount of $1.1 million at December 31, 2000 and $1.0
       million at September 30, 2001, respectively .................            135,186             135,269
                                                                               --------            --------
     Total debt ....................................................            367,611             338,570
     Less current maturities .......................................              7,250               8,076
                                                                               --------            --------
     Long-term debt ................................................           $360,361            $330,494

     Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at September 30, 2001 was 2.59%, therefore the Company will owe approximately $456,000 in the fourth quarter to the lending bank.

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

                                                       Three months ended
     (in thousands)                            September 30, 2000  September 30, 2001
                                               ------------------  ------------------

     Net Earnings (loss) ....................        $1,617          $  4,085
     Foreign currency translation adjustments           613              (213)
                                                     -------           -------

       Comprehensive income (loss) ..........        $2,230          $  3,872


                                                         Nine months ended
     (in thousands)                            September 30, 2000  September 30, 2001
                                               ------------------  ------------------

     Net Earnings (loss) ....................        $(8,458)        $(12,889)
     Foreign currency translation adjustments            111             (522)
                                                     --------         --------

       Comprehensive income (loss) ..........        $(8,347)        $(13,411)

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

                             THE HOLMES GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The "International and Other category" in 2001 represents the international segment. For 2000, the "other category" represented the international segment and the divested industrial and building supply segment combined, as neither accounted for over 10% of net sales individually. Summary financial information for each reportable segment for the three and nine month periods ended September 30, 2001 and 2000 is as follows (in thousands):

                            Consumer                    International                      Consolidated
THREE MONTHS ENDED          Durables      Far East        and Other       Eliminations         Total
                           ---------      --------      -------------     ------------     ------------

September 30, 2001

Net sales ............     $ 145,332      $104,323        $ 13,159         $ (99,715)       $ 163,099
Operating income(loss)         5,590         6,576             962               (80)          13,048

September 30, 2000

Net sales ............     $ 105,526      $ 70,380        $ 10,441         $ (67,912)       $ 118,435
Operating income(loss)         9,142         5,284            (532)             (219)          13,675


NINE MONTHS ENDED

September 30, 2001

Net sales ............     $ 369,569      $232,323        $ 35,489         $(216,077)       $ 421,304
Operating income(loss)        (3,235)       18,356           1,807               655           17,583

September 30, 2000

Net sales ............     $ 316,028      $186,638        $ 32,646         $(176,784)       $ 358,528
Operating income(loss)         9,639        14,749          (2,951)             (159)          21,278

     The following information is summarized by geographic area (in thousands):

                                                                          Other        Consolidated
                                         United States     Far East    International       Total
                                         -------------     --------    -------------   ------------

Net sales:
  Three months ended September 30, 2001    $145,332        $  4,608       $ 13,159       $163,099
  Three months ended September 30, 2000     105,703           2,468         10,264        118,435

  Nine months ended September 30, 2001     $369,569        $ 16,246       $ 35,489       $421,304
  Nine months ended September 30, 2000      318,213           9,854         30,461        358,528

Identifiable assets:
  September 30, 2001 ..................      35,202          32,241            600         68,043
  December 31, 2000 ...................      37,777          30,654            775         69,206

     Net sales are grouped based on the geographic origin of the transaction. The "Other International" category is comprised of sales of products that originated in Europe, Mexico, Latin America and Canada.

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

        CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2000 (IN THOUSANDS)

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
                                      =========       =========         =========        =========        =========

        CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------

                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents .....     $   1,416       $     236         $   3,809               --        $   5,461
  Accounts receivable, net ......        45,230          59,880            18,800               --          123,910
  Inventories ...................        37,311          75,195            25,678        $  (4,599)         133,585
  Prepaid expenses and other
     current assets .............         2,011              37             1,740               --            3,788
  Deferred income taxes .........         5,300           9,911              (462)              --           14,749
  Due from affiliates ...........       187,132              89            91,602         (278,823)              --
                                      ---------       ---------         ---------        ---------        ---------
     Total current assets .......       278,400         145,348           141,167         (283,422)         281,493
                                      ---------       ---------         ---------        ---------        ---------
Assets held for sale ............            --             261                --               --              261
Property and equipment, net .....         6,005          28,936            32,841               --           67,782
Goodwill, net ...................            --          81,597                --               --           81,597
Deposits and other assets .......        21,186           2,836             1,172           (4,891)          20,303
Investments in consolidated
  subsidiaries ..................        73,113              --                --          (73,113)              --
                                      ---------       ---------         ---------        ---------        ---------
                                      $ 378,704       $ 258,978         $ 175,180        $(361,426)       $ 451,436
                                      =========       =========         =========        =========        =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
 Current portion of
     other liabilities ..........     $      --       $      --         $     855               --        $     855
 Current portion of
     credit facility ............         8,076              --                --               --            8,076
 Accounts payable ...............         3,583           7,937            55,234        $  (4,891)          61,863
 Accrued expenses ...............        18,796          11,702             5,804               --           36,302
 Accrued income taxes ...........         1,266           2,747             4,427               --            8,440
 Due to affiliates ..............        23,485         227,397            27,841         (278,723)              --
                                      ---------       ---------         ---------        ---------        ---------
     Total current liabilities ..        55,206         249,783            94,161         (283,614)         115,536
                                      ---------       ---------         ---------        ---------        ---------
Credit facility .................       195,225              --                --               --          195,225
                                      ---------       ---------         ---------        ---------        ---------
Long-term debt ..................       135,269              --                --               --          135,269
                                      ---------       ---------         ---------        ---------        ---------
Other long-term liabilities .....            --              --             7,698               --            7,698
                                      ---------       ---------         ---------        ---------        ---------
Deferred income taxes ...........            --           4,704                --               --            4,704
                                      ---------       ---------         ---------        ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value .            20               2                --               (2)              20
  Common stock, $1 par value ....            --              --               100             (100)              --
  Additional paid in capital ....        68,874              --                --               --           68,874
  Accumulated other comprehensive
     income .....................          (281)             --              (281)             281             (281)
  Treasury stock ................       (62,076)             --                --               --          (62,076)
  Retained earnings(deficit) ....       (13,533)          4,489            73,502          (77,991)         (13,533)
                                      ---------       ---------         ---------        ---------        ---------
     Total stockholders' equity
       (deficit) ................        (6,996)          4,491            73,321          (77,812)          (6,996)
                                      ---------       ---------         ---------        ---------        ---------
                                      $ 378,704       $ 258,978         $ 175,180        $(361,426)       $ 451,436
                                      =========       =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR       NON-GUARANTOR
                                        PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------

                                                                  (IN THOUSANDS)
Net sales ....................        $ 57,462         $ 48,131        $ 80,754         $(67,912)        $118,435
Cost of goods sold ...........          39,192           36,219          70,141          (67,693)          77,859
                                      --------         --------        --------         --------         --------
  Gross profit (loss) ........          18,270           11,912          10,613             (219)          40,576
                                      --------         --------        --------         --------         --------
Operating expenses:
  Selling ....................           7,364            6,022           2,534               --           15,920
  General and administrative .           3,508            1,415           2,633               --            7,556
  Product development ........           2,208              552              --               --            2,760
  Amortization of goodwill and
     other intangible assets .              --              650              15               --              665
                                      --------         --------        --------         --------         --------
  Total operating expenses ...          13,080            8,639           5,182               --           26,901
                                      --------         --------        --------         --------         --------
  Operating profit (loss) ....           5,190            3,273           5,431             (219)          13,675
                                      --------         --------        --------         --------         --------
Other income and expense:
  Other (income) expense, net               --               --              --               --               --
  Interest and other expense,
     net .....................           9,706              118            (660)              --            9,164
                                      --------         --------        --------         --------         --------
     Total other (income)
       expense ...............           9,706              118            (660)              --            9,164
                                      --------         --------        --------         --------         --------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........          (4,516)           3,155           6,091             (219)           4,511
Equity in earnings from joint
  venture ....................             275               --              --               --              275
Income tax expense (benefit) .           2,640               --             529               --            3,169
                                      --------         --------        --------         --------         --------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............          (6,881)           3,155           5,562             (219)           1,617
Equity in income of
  consolidated subsidiaries ..           8,498               --              --           (8,498)              --
                                      --------         --------        --------         --------         --------
Net income (loss) ............        $  1,617         $  3,155        $  5,562         $ (8,717)        $  1,617
                                      ========         ========        ========         ========         ========

                         CONSOLIDATING INCOME STATEMENT
              THREE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   GUARANTOR       NON-GUARANTOR
                                    PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                   ---------      ------------     -------------     ------------     ------------

                                                                  (IN THOUSANDS)
Net sales ....................     $  68,176       $  77,156         $ 117,482        $ (99,715)       $ 163,099
Cost of goods sold ...........        51,950          61,343           105,068          (99,635)         118,726
                                   ---------       ---------         ---------        ---------        ---------
  Gross profit (loss) ........        16,226          15,813            12,414              (80)          44,373
                                   ---------       ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................         9,683           5,174             2,328               --           17,185
  General and administrative .         6,080             972             2,548               --            9,600
  Product development ........         2,535             806                --               --            3,341
  Plant closing costs   ......            --             550                --               --              550
  Amortization of goodwill and
     other intangible assets .            --             649                --               --              649
                                   ---------       ---------         ---------        ---------        ---------
  Total operating expenses ...        18,298           8,151             4,876               --           31,325
                                   ---------       ---------         ---------        ---------        ---------
  Operating profit (loss) ....        (2,072)          7,662             7,538              (80)          13,048
                                   ---------       ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net            250              51              (695)              --             (394)
  Interest and other expense,
     net .....................         5,690           2,861                (2)              --            8,549
                                   ---------       ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............         5,940           2,912              (697)              --            8,155
                                   ---------       ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........        (8,012)          4,750             8,235              (80)           4,893
Equity in earnings from joint
  venture ....................           516              --                --               --              516
Income tax expense (benefit) .           594              --               730               --            1,324
                                   ---------       ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............        (8,090)          4,750             7,505              (80)           4,085
Equity in income of
  consolidated subsidiaries ..        12,175              --                --          (12,175)              --
                                   ---------       ---------         ---------        ---------        ---------
Net income (loss) ............     $   4,085      $    4,750         $   7,505        $ (12,255)       $   4,085
                                   =========       =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------

                                                                     (IN THOUSANDS)
Net sales ....................        $ 178,340         $ 141,520         $ 215,452        $(176,784)       $ 358,528
Cost of goods sold ...........          135,401           108,357           185,001         (176,625)         252,134
                                      ---------         ---------         ---------        ---------        ---------
  Gross profit (loss) ........           42,939            33,163            30,451             (159)         106,394
                                      ---------         ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................           22,090            21,739             6,940               --           50,769
  General and administrative .            9,161             5,965             8,619               --           23,745
  Product development ........            6,518             1,753                --               --            8,271
  Plant closing costs ........               --               340                --               --              340
  Amortization of goodwill and
     other intangible assets .               --             1,946                45               --            1,991
                                      ---------         ---------         ---------        ---------        ---------
  Total operating expenses ...           37,769            31,743            15,604               --           85,116
                                      ---------         ---------         ---------        ---------        ---------
  Operating profit (loss) ....            5,170             1,420            14,847             (159)          21,278
                                      ---------         ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net                --                --                --               --
  Interest and other expense,
     net .....................           28,551               154              (995)              --           27,710
                                      ---------         ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............           28,551               154              (995)              --           27,710
                                      ---------         ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........          (23,381)            1,266            15,842             (159)          (6,432)
Equity in earnings from joint
  venture ....................              611                --                --               --              611
Income tax expense (benefit) .            1,462               (85)            1,260               --            2,637
                                      ---------         ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............          (24,232)            1,351            14,582             (159)          (8,458)
Equity in income of
  consolidated subsidiaries ..           15,774                --                --          (15,774)              --
                                      ---------         ---------         ---------        ---------        ---------
Net income (loss) ............        $  (8,458)        $   1,351         $  14,582        $ (15,933)       $  (8,458)
                                      =========         =========         =========        =========        =========

                         CONSOLIDATING INCOME STATEMENT
               NINE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR       NON-GUARANTOR
                                       PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                      ---------      ------------     -------------     ------------     ------------
                                                                     (IN THOUSANDS)

Net sales ....................        $ 175,662         $ 193,907         $ 267,812        $(216,077)       $ 421,304
Cost of goods sold ...........          146,773           151,189           233,074         (216,732)         314,304
                                      ---------         ---------         ---------        ---------        ---------
  Gross profit (loss) ........           28,889            42,718            34,738              655          107,000
                                      ---------         ---------         ---------        ---------        ---------
Operating expenses:
  Selling ....................           26,233            15,013             7,441               --           48,687
  General and administrative .           16,916             4,523             7,134               --           28,573
  Product development ........            6,982             1,231                --               --            8,213
  Restructuring charges ......               --             1,445                --               --            1,445
  Plant closing costs   ......               --               550                --               --              550
  Amortization of goodwill and
     other intangible assets .               --             1,949                --               --            1,949
                                      ---------         ---------         ---------        ---------        ---------
  Total operating expenses ...           50,131            24,711            14,575               --           89,417
                                      ---------         ---------         ---------        ---------        ---------
  Operating profit (loss) ....          (21,242)           18,007            20,163              655           17,583
                                      ---------         ---------         ---------        ---------        ---------
Other income and expense:
  Other (income) expense, net               590              (152)           (1,109)              --             (671)
  Interest and other expense,
     net .....................           21,266             8,029               (31)              --           29,264
                                      ---------         ---------         ---------        ---------        ---------
     Total other (income)
       expense ...............           21,856             7,877            (1,140)              --           28,593
                                      ---------         ---------         ---------        ---------        ---------
Income (loss) before income
  taxes and equity in income
  of and equity in earnings
  from joint venture .........          (43,098)           10,130            21,303              655          (11,010)
Equity in earnings from joint
  venture ....................            1,876                --                --               --            1,876
Income tax expense (benefit) .            1.535                --             2,220               --            3,755
                                      ---------         ---------         ---------        ---------        ---------
Income (loss) before equity in
  income of consolidated
  subsidiaries ...............          (42,757)           10,130            19,083              655          (12,889)
Equity in income of
  consolidated subsidiaries ..           29,868                --                --          (29,868)              --
                                      ---------         ---------         ---------        ---------        ---------
Net income (loss) ............        $ (12,889)        $  10,130         $  19,083        $ (29,213)       $ (12,889)
                                      =========         =========         =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           GUARANTOR       NON-GUARANTOR
                                                             PARENT       SUBSIDIARIES      SUBSIDIARIES     CONSOLIDATED
                                                            --------      ------------      ------------     ------------

NINE MONTHS ENDED SEPTEMBER 30, 2000
Net cash provided by (used in) operating activities         $(32,073)         $  2,416          $ 21,241         $ (8,416)
                                                            --------          --------          --------         --------
Cash flows from investing activities:
  Distribution of earnings from joint venture ......           1,100                --                --            1,100
  Cash received from joint venture partner .........              --                --             1,141            1,141
  Proceeds from assets held for sale
    And business divestitures ......................             701             4,052                --            4,753
  Purchases of property and equipment ..............          (2,170)           (4,715)          (12,736)         (19,621)
                                                            --------          --------          --------         --------
                                                                (369)             (663)          (11,595)         (12,627)
                                                            --------          --------          --------         --------
Cash flows from financing activities:
  Borrowings (repayments) on credit facility,
    net of issuance costs ..........................          15,063                --                --           15,063
  Principal payments on capital lease obligations ..              --                --              (139)            (139)
  Other net activity with Parent ...................          16,378            (2,520)          (13,858)              --
                                                            --------          --------          --------         --------
    Net cash provided by (used for) financing
      activities ...................................          31,441            (2,520)          (13,997)          14,924
                                                            --------          --------          --------         --------
Effect of exchange rate changes on cash ............              --                --               113              113
                                                            --------          --------          --------         --------
Net (decrease) in cash and cash equivalents.........          (1,001)             (767)           (4,238)          (6,006)
Cash and cash equivalents, beginning of period .....             192               795             5,660            6,647
                                                            --------          --------          --------         --------
Cash and cash equivalents, end of period ...........        $   (809)         $     28          $  1,422         $    641
                                                            ========          ========          ========         ========

NINE MONTHS ENDED SEPTEMBER 30, 2001

Net cash provided by operating activities ..........        $  1,314          $ 35,188          $  2,198         $ 38,700
                                                            --------          --------          --------         --------
Cash flows from investing activities:
  Distribution of earnings from joint venture ......           1,360                --                --            1,360
  Cash received from joint venture partner .........              --                --               700              700
  Proceeds from assets held for sale
    And business divestitures ......................           2,053                --                --            2,053
  Purchases of property and equipment ..............          (1,952)           (2,048)           (7,095)         (11,095)
                                                            --------          --------          --------         --------
                                                               1,461            (2,048)           (6,395)          (6,982)
                                                            --------          --------          --------         --------
Cash flows from financing activities:
  Borrowings (repayments) on credit facility,
    net of issuance costs ..........................         (29,124)               --                --          (29,124)
  Other net activity with Parent ...................          27,590           (33,863)            6,273               --
                                                            --------          --------          --------         --------
    Net cash provided by (used for) financing
      activities ...................................          (1,534)          (33,863)            6,273          (29,124)
                                                            --------          --------          --------         --------

Effect of exchange rate changes on cash ............              --                --              (150)            (150)
                                                            --------          --------          --------         --------

Net increase (decrease) in cash and cash equivalents           1,241              (723)            1,926            2,444
Cash and cash equivalents, beginning of period .....             175               959             1,883            3,017
                                                            --------          --------          --------         --------
Cash and cash equivalents, end of period ...........        $  1,416          $    236          $  3,809         $  5,461
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

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30,
2000

Net Sales. Net sales for the third quarter of fiscal 2001, which ended September 30, 2001, were $163.1 million compared to $118.4 million for the third quarter of fiscal 2000, which ended September 30, 2000, an increase of $44.7 million or 37.8%. This increase was primarily due to increased shipments of kitchen electric products over the corresponding period of 2000. Home environment shipments also increased over 2000 levels in nearly every category. International shipments also increased in the third quarter of 2001 versus the third quarter of 2000, driven by shipments in Mexico and Latin America, Europe and in the Far East. The Far East increase were due to increased sales to our motor joint venture with General Electric.

Gross Profit. Gross profit for the third quarter of 2001 was $44.4 million compared to $40.6 million for the third quarter of 2000, an increase of $3.8 million or 9.4%. As a percentage of net sales, gross profit decreased to 27.2% for the third quarter of 2001 from 34.3% for the third quarter of 2000. Gross profit was positively impacted primarily by the increase in kitchen electrics and home environment volume over the third quarter of 2000. Offsetting the volume increases were higher discounts and allowances in the third quarter of 2001 versus 2000. Also offsetting the volume increases was a shift in sales mix and higher sales of low margin closeouts.

Selling Expenses. Selling expenses for the third quarter of 2001 were $17.2 million compared to $15.9 million for the third quarter of 2000, an increase of $1.3 million or 8.2%. As a percentage of net sales, selling expenses decreased to 10.5% for the third quarter of 2001 from 13.4% for the third quarter of 2000. The selling expense increase was due primarily to freight costs and co-operative advertising on the sales increase noted above.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2001 were $9.6 million compared to $7.6 million for the third quarter of 2000, an increase of $2.0 million or 26.3%. As a percentage of net sales, general and administrative expenses decreased to 5.9% for the third quarter of 2001 from 6.4% for the third quarter of 2000. The increase in general and administrative expense was attributable to a number of factors including bank and consulting fees associated with the May 7, 2001 amended credit facility, as well as insurance costs and increased investment in our management information systems ("MIS") infrastructure. Excluding the impact of the consulting expenses related to the bank amendment, general and administrative expenses were approximately 5.0% of net sales during the three months ended September 30, 2001.

Product Development Expenses. Product development expenses for the third quarter of 2001 were $3.3 million compared to $2.8 million for the third quarter of 2000, a increase of $0.5 million or 17.9%. The expenditures in 2001 relate to the development of a number of new products in the home environment and kitchen product lines.

Restructuring Costs. There were no restructuring costs for the third quarter of 2001 or 2000.

Plant Closing Costs. Plant closing costs in the third quarter of 2001 were $0.6 million. These were associated with the closing of the Sedalia, Missouri manufacturing plant.

Interest and Other Expense, Net. Interest and other expense, net for the third quarter of 2001 was $8.2 million compared to $9.2 million for the third quarter of 2000, an decrease of $1.0 million or 10.9%. The decrease in interest expense was primarily due to lower interest rates during the third quarter of 2001 versus 2000.

Income Tax Expense. The income tax expense for the third quarter of 2001 was $1.3 million compared to $3.2 million in 2000. The income tax expense in 2001 was largely due to the establishment of a valuation reserve primarily against losses experienced in the U.S. and a tax expense on income taxed in foreign jurisdictions.

Equity in Earnings from Joint Venture. We recorded $0.5 million in equity in earnings from our joint venture with General Electric for the shipment of motors from the Joint Venture in 2001 versus $0.3 million in the third quarter of 2000.

Net Income. As a result of the foregoing factors, our net income for the third quarter of 2001 was $4.1 million, compared to net income of $1.6 million in the third quarter of 2000.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net Sales. Net sales for the first nine months of fiscal 2001, which ended September 30, 2001, were $421.3 million compared to $358.5 million for the first nine months of fiscal 2000, which ended September 30, 2000, an increase of $62.8 million or 17.5%. Excluding the sales related to the residual sourcing agreements for the pump and industrial businesses, which were divested in the fourth quarter of 1999, net sales increased approximately 18.8% versus the first nine months of 2000. This increase was primarily due to increased shipments of kitchen electric products over the corresponding period of 2000. International shipments also increased in the first nine months of 2001 versus the first nine months of 2000, driven by shipments in Mexico and Latin America, Europe and in the Far East. The Far East increase was due to increased sales by our motor joint venture with General Electric. Lastly, home environment shipments increased over the prior year. Sales for the divested businesses in the first nine months of 2000 were $4.6 million pursuant to supply agreements with the buyers.

Gross Profit. Gross profit for the first nine months of 2001 was $107.0 million compared to $106.4 million for the first nine months of 2000, an increase of $0.6 million or 0.6%. As a percentage of net sales, gross profit decreased to 25.4% for the first nine months of 2001 from 29.7% for the first nine months of 2000. Gross profit was positively impacted primarily by volume increases in both kitchen electrics and several home environment product categories over the 2000 levels. Offsetting the volume increases was an increase in discounts and allowances during the first nine months of 2001 versus 2000. Additionally, there was carryover fan inventory from the cooler 2000 summer season that shipped with higher 2000 season costs. Distribution and warehousing costs also increased due to the higher fan carryover inventory from the 2000 summer season. We also had higher levels of low margin closeouts.

Selling Expenses. Selling expenses for the first nine months of 2001 were $48.7 million compared to $50.8 million for the first nine months of 2000, a decrease of $2.1 million or 4.1%. As a percentage of net sales, selling expenses decreased to 11.6% for the first nine months of 2001 from 14.2% for the first nine months of 2000. The selling expense decrease was due to a reduction in several sales and marketing expenses such as selling commissions, sales samples, print and trade advertising and sales travel expenses. These reductions resulted from our effort to lower spending throughout the Company.

General and Administrative Expenses. General and administrative expenses for the first nine months of 2001 were $28.6 million compared to $23.7 million for the first nine months of 2000, an increase of $4.9 million or 20.7%. As a percentage of net sales, general and administrative expenses increased to 6.8% for the first nine months of 2001 from 6.6% for the nine months of 2000. The increase in general and administrative expense was attributable to a number of factors including increased bank and consulting fees associated with the May 7, 2001 amended Credit Facility, insurance expense and MIS infrastructure. Excluding the impact of the additional consulting costs related to the May 7, 2001 amendment, General and Administrative Expenses were approximately 6.4% of net sales.

Product Development Expenses. Product development expenses for the first nine months of 2001 were $8.2 million compared to $8.3 million for the first nine months of 2000, a decrease of $0.1 million or 1.2%. The decreased expenditures in 2001 reflects the integration of the Holmes and Rival product development activities into one central department.

Restructuring Costs. Restructuring costs for the first nine months of 2001 were $1.4 million. These costs related to the closure of the Sedalia, Missouri manufacturing plant announced in June 2001. The costs were made up of certain employee termination benefits and property, plant and equipment write-downs.

Plant Closing Costs. Plant closing costs in the first nine months of 2001 were $0.6 million. The closing costs were associated with the closing of the Sedalia, Missouri manufacturing plant.

Interest and Other Expense, Net. Interest and other expense, net for the first nine months of 2001 was $28.6 million compared to $27.7 million for the first nine months of 2000, an increase of $0.9 million or 3.2%. The increase was due to increased debt levels during the first nine months of 2001 versus 2000, offset by lower interest rates. Additionally, we recorded as interest expense approximately $1.0 million with respect to the warrants issued as part of the amended Credit Facility and limited waiver dated May 7, 2001.

Income Tax Expense. The income tax expense for the first nine months of 2001 was $3.8 million compared to $2.6 million in 2000. The income tax expense in 2001 was largely due to the establishment of a valuation reserve primarily against losses experienced in the U.S. and a tax expense on income taxed in foreign jurisdictions.

Equity in Earnings from Joint Venture. We recorded $1.9 million in equity in earnings from our joint venture with General Electric for the shipment of motors from the joint venture in 2001 versus $0.6 million in the first nine months of 2000.

Net Loss. As a result of the foregoing factors, our net loss for the first nine months of 2001 was $12.9 million, compared to a net loss of $8.5 million in the first nine months of 2000.

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

Cash (used for) provided by operations for the nine months ended September 30, 2000 and 2001 was $(8.4)million and $38.7 million, respectively. Cash provided by operations in the first nine months of 2001 primarily reflected a $31.5 million increase in accounts payable due to the increased use of OEM purchases to support the higher sales levels.

Cash used for investing for the nine months ended September 30, 2000 and 2001 was $12.6 million and $7.0 million, respectively. Cash used for investing in the first nine months of 2001 reflected capital expenditures of approximately $11.1 million offset by additional cash received from our joint venture partner as part of their contribution towards joint venture capital equipment. We also received $1.4 million in earnings distributions from the joint venture. Additionally, we received $2.1 million in proceeds from the sale of the Warrensburg, Missouri facility and manufacturing machinery.

Cash provided by (used for) financing activities for the nine months ended September 30, 2000 and 2001 was $14.9 million and $(29.1) million, respectively. Cash used for financing in the first nine months of 2001 reflected repayments under the Credit Facility using cash flows from operations.

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

We entered into an amended and restated Credit Facility with a syndicate of banks in February, 1999 in connection with the Rival acquisition. The Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a $180.0 million revolving credit facility that matures February 5, 2005.

Availability under the Credit Facility is reduced by outstanding letters of credit. As of September 30, 2001, our availability was $67.4 million, net of outstanding letters of credit totaling $8.1 million and our outstanding balance of $95.2 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

Our financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. The lending group agreed to a Forbearance Agreement with respect to such defaults on April 13, 2001. On May 7, 2001, the Credit Facility was further amended to waive the defaults and to revise certain of the financial ratio covenants through June 30, 2002. In addition, the maximum revolving credit availability under the Credit Facility has been increased from $140.0 million to an aggregate of $180.0 million through January 31, 2002, decreasing to an aggregate of $155.0 million through July 1, 2002 and $115.0 million thereafter, subject at all times to a borrowing base formula. As partial consideration for the amendments and limited waiver, we issued warrants to the lenders to acquire up to 5% of Holmes' common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, Berkshire Partners LLC, our equity partners, agreed to provide a $43.5 million guarantee in support of the increased revolving credit commitment. The fair value of the warrants was approximately $1.0 million and was recorded as a charge to interest expense during 2001.

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

EVENTS OF SEPTEMBER 11,2001

None of our employees were lost or injured, and none of our properties or records were damaged as a result of the terrorist attacks that occurred in the United States on September 11, 2001. Although our operations during that week were hampered by the temporary disruption, management does not believe the impact will be material. However, at this time, we are unable to predict the long-term impact of these events, or of the domestic and foreign response, on either our industry as a whole or on our operations and financial condition in particular.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangibles Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. Management is currently in the process of quantifying the impact of adopting of FAS 142 on the consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company is in the process of assessing the impact of the adoption of FAS 143.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company is in the process of assessing the impact of the adoption of FAS 144.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments an Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. We adopted SFAS 133 during 2001 and the impact was immaterial given our limited use of derivatives.
                                       26

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, the carrying value of our debt totaled $338.6 million (including capital leases), which approximated its fair value. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At September 30, 2001, the Company had fixed rate debt of $135.3 million (including capital leases) and variable rate debt of $203.3 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.3 million. Based on the amounts of variable rate debt outstanding at September 30, 2001, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $2.0 million, holding other variables constant.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting in lieu of an Annual Meeting of Stockholders on October 2, 2001. At the meeting, the following matters were approved by a vote of 18,104,617 and 18,004,617 shares of Common Stock, respectively, out of 20,336,567 shares outstanding and eligible to vote:

     (a)  Election of Peter Martin as a Director of the Corporation; and

     (b) Increasing the number of shares of Common Stock reserved for issuance under our 1997 Stock Option Plan, as amended to date, from 4,460,978 shares to 5,960,978 shares.

ITEM 5.  OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on November 20, 2001 at 10 a.m., Eastern time in order for investors and other interested stakeholders to hear management's views on our results of operations during the third quarter of 2001. If you are interested in accessing the call in listen-only mode, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

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

                                      THE HOLMES GROUP, INC.
                                      -------------------------------------
                                      Registrant


November 14, 2001                         By: /s/ Peter Martin
                                           --------------------------------
                                           Peter Martin, President,
                                           Chief Executive Officer
                                           (Principal Executive Officer)


November 14, 2001                         By: /s/ Ira B. Morgenstern
                                           --------------------------------
                                           Ira B. Morgenstern,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)