Form 10-K405
period 2001-12-31
HOLMES GROUP INC
filed 2002-04-01
CIK 1052490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file numbers:

333-44473
333-77905

The Holmes Group, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2768914
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Holmes Way, Milford, Massachusetts	01757
(Address of principal executive offices)	(Zip Code)

(508) 634-8050

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Class: Not Applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Documents incorporated by reference: Not Applicable

THE HOLMES GROUP, INC.

FORM 10-K

Fiscal Year Ended December 31, 2001

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      All statements, other than statements of historical fact, included in this report, are or may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words believes, anticipates, plans, expects, intends and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, our degree of leverage (including the need to comply with covenants in our various financing agreements), our dependence on major customers and key personnel, competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are described in this report, in our most recent Registration Statement on Form S-4 (File No. 333-77905), and from time to time in our other periodic reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

PART I

Item 1.     Business

General

      The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have the leading U.S. market share in each of these product categories. Home environment products, in the aggregate, accounted for approximately 54% of our net sales for the fiscal year ended December 31, 2001. Our kitchen appliances include slow cookers, roaster ovens, skillets, deep fryers and other small kitchen electric appliances where we believe we hold the number one or two market share. Kitchen appliances accounted for approximately 42% of our net sales for fiscal 2001. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality and manufacturing presence and experience in the Far East.

      Our products are sold under the Holmes®, Rival®, Crock-Pot®, White Mountain®, Bionaire®, Patton®, Family Care® and Titan® brand names. These products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drugstore chains. Major customers in these channels include Wal-Mart, Kmart, Target, Lowes, Home Depot, Costco, BJ’s Wholesale Club, TruServ and Walgreens. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

      Holmes was founded in 1982 by our Chairman of the Board of Directors, Jordan A. Kahn, an innovator in the home environment market with over 30 years of industry experience. Holmes opened its first manufacturing facility in China in 1989, and currently operates three facilities in China where we manufacture many of our products and electric motors for use in our products. We also currently operate three manufacturing facilities in the United States. Our vertically integrated manufacturing facilities provide control over the production process and product quality. These facilities also enhance operational flexibility and allow us to quickly respond to changes in consumer demand and to specialized production needs. We maintain distribution facilities in the United States, Canada, China and Europe, as well as offices in Hong Kong and Taiwan that are responsible for sourcing raw materials, processing orders and shipping the Company’s products from the Chinese factories. We coordinate product development, marketing, sales and distribution from our Milford, Massachusetts headquarters.

      Our principal executive offices are located at One Holmes Way, Milford, Massachusetts 01757. Our telephone number is (508) 634-8050 and our corporate web site is located at www.theholmesgroup.com.

Recent Events, Acquisitions and Divestitures

      In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart Corporation is one of Holmes’ top three customers. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003. Holmes’ sales to Kmart were approximately 10% of total net sales in 2001. In the fourth quarter of 2001, the Company recorded a bad debt provision of approximately $14.1 million related to the Kmart bankruptcy.

      Also in January 2002, we sold substantially all the assets of our Pollenex® division, including the brand name. The Pollenex® division, which was acquired by Holmes in 1999 as part of the Rival acquisition described below, included showerheads, massagers and air purification products. Holmes will retain the right to market air purifier related products under the Pollenex® brand name for six months after which the air purifier products will be marketed under one of the remaining Holmes brands. The proceeds of the sale exceeded the net book value of the assets sold, resulting in a gain of approximately $7.5 million, which will be recorded in the first quarter of 2002.

      On February 5, 1999, we completed our acquisition of The Rival Company (Rival), a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with this acquisition, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8% (the Notes), and amended and restated our existing $100.0 million credit facility to provide for a total availability of $325.0 million. We also sold $50.0 million of common stock in a private placement to investment funds affiliated with Berkshire Partners LLC (Holmes’ majority shareholder), and to members of management and certain other co-investors. The initial borrowings under the credit facility, together with the net proceeds of the equity investment and the offering of the Notes, were used to consummate the Rival acquisition, refinance Rival’s then existing indebtedness, and pay the fees and expenses of the transaction.

      Prior to the Rival acquisition, in November 1997, Holmes and Berkshire Partners completed a recapitalization transaction in which we issued $105.0 million of Notes and entered into the $100.0 million line of credit facility. The proceeds of these borrowings were used to repay our then existing indebtedness and redeem a significant portion of the previous majority shareholder’s common stock.

      Accordingly, commencing in November 1997, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated in February 1999 further increased our indebtedness and interest expense substantially.

      Our results of operations and balance sheet included herein reflect the 1999 acquisition of Rival, in accordance with purchase accounting, from the consummation of the acquisition. Accordingly, Rival’s larger size relative to Holmes significantly influences comparisons between periods before and after the Rival acquisition.

      Following the Rival acquisition, we divested two of Rival’s other non-core business units in late 1999. On October 8, 1999, the Company sold the assets of Rival’s sump and utility pump division for $11.4 million. On December 21, 1999, the Company sold the assets of Rival’s industrial and building supply products businesses for total proceeds of $11.9 million. As these transactions were contemplated as of the Rival acquisition date, the net loss on these transactions of $2.5 million was recorded as an increase to goodwill.

      Since the Rival acquisition, we have closed and disposed of a number of underutilized or redundant facilities. During 2000, we sold the Fayetteville, North Carolina facility. During 2001, we sold the Warrensburg, Missouri manufacturing plant, and we announced the closure of our Sedalia, Missouri manufacturing plant. In February of 2002, we announced the closing of our Sedalia distribution facility. We expect this facility to be sold during 2002 after the distribution function is transferred to other facilities.

      Our ability in continuing to capitalize on the Rival acquisition will depend on factors such as competition, labor and materials costs, and the general retail environment. To further our strategic objectives, we may from time to time engage in discussions regarding mergers, acquisitions, divestitures of other assets, or other business combination transactions within the consumer products industry.

Business Strategy

      Our strategy is to capitalize on our core strengths to achieve growth in net sales, profitability and cash flow by: (1) growing Rival’s core kitchen franchise, (2) further growth of our multibrand home environment product lines (Holmes®, Bionaire®, Patton®, Titan® and Family Care®) (3) penetrating new and existing distribution channels, (4) improving our overall cost structure and (5) expanding geographically.

      We intend to continue our pursuit of the following initiatives as part of our strategy:

Strengthen the Kitchen Franchise. Rival’s long-standing reputation as a leader in the small kitchen appliance market has added a strong, complementary business to our home environment product line. We are the leading manufacturer and marketer of slow cookers through Rival’s Crock-Pot® brand, and believe we hold the number one or two market share in other key categories including roaster ovens, skillets and deep fryers. We intend to leverage our expertise in product innovation, manufacturing, sourcing, marketing and distribution to further strengthen our kitchen franchise.

Leverage and Grow Brands. The addition of Rival’s home environment brands has allowed us to increasingly differentiate our home comfort offerings among customers and consumers. Through these additional brands, such as Bionaire®, we can offer a step-up brand strategy for increased presence in high end distribution channels.

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

Develop New Distribution Channels. We continue to develop new channels of distribution by providing customized product offerings that appeal to the specific needs of each channel. We are continuing to expand our internet sales through well known on-line retail sites such as Amazon.com.

Develop Our Brand Portfolio. We believe our wide portfolio of brands allows us to increase market share by penetrating new segments of distribution as well as expand shelf share in existing channels. Our brand development focuses on both consumer brand awareness vehicles as well as the development of new technologies and feature enhancements unique to these brands.

Improve the Overall Cost Structure. Through our manufacturing facilities in China and related Far East sourcing capabilities, we have the ability to be a low-cost, high quality, flexible producer of appliance products. By applying these capabilities to even more of Rival’s products, we believe we can further reduce our overall manufacturing costs.

Expand into New Geographic Regions. We believe that the European, Latin American and Asian home comfort markets are underdeveloped and represent significant growth opportunities. We intend to leverage the greater international recognition of Rival’s brands in Europe and Latin America with our low cost flexible supply in Asia to increase sales in these regions.

      Due to a number of factors, not all of which are under our control, as described in more detail below under Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations, there can be no assurances that we will be able to successfully implement all of our strategic initiatives.

Products

      Holmes is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen appliances.

Home Environment

      Home environment products allow consumers to better control the air quality, temperature and lighting of their home and office environments. These products accounted for approximately 54% of our net sales in 2001.

      Fans. We currently manufacture and market approximately 100 different fan models under the Holmes® and Patton® brand names and selected private label brands, including table, stand, window, window-to-floor, box, high velocity and oscillating fans, typically for purchase and use by household consumers. Retail prices for our fans range from $5 to $200.

      Heaters. Portable electric space heaters are used to heat areas of the house not adequately reached by central heat and to heat an individual room while that room is in use. We currently manufacture and market approximately 75 different heater models under the Holmes®, Patton®, Bionaire® and Titan® brand names, including plastic, ceramic, metal, radiant and baseboard styles. Retail prices for our heaters range from $20 to $100.

      Humidifiers. Consumers use humidifiers to provide greater comfort by increasing moisture in the home environment. We currently manufacture and market approximately 50 different humidifiers under the Holmes®, Bionaire®, and Family Care® brand names, including cool mist, warm mist, ultrasonic and console models that range in moisture output from one to 12 gallons per day. Retail prices for our humidifiers range between $15 and $150. We also sell a variety of humidifier accessories, replacement parts and chemical treatments.

      Air Purifiers. Air purifiers circulate a room’s air through filters that remove contaminants from the air. In recent years, high efficiency particulate arresting (HEPA) filters have come to dominate the industry. We currently manufacture and market approximately 30 different air purifier models under the Holmes®, Bionaire® and Family Care® brand names. Retail prices for our air purifiers range between $10 and $280.

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

      Lighting Products. We market over 150 different decorative and home office lighting products, including table, floor and wall-mounted models. These products complement our traditional home environment appliance line, provide an additional non-seasonal category, and are distributed through the same distribution channels as our other products. Holmes’ lighting products are manufactured by subcontractors in China. Retail prices for these products range between $4 and $90.

Kitchen Electrics

      Small kitchen electric appliances, which constituted Rival’s primary product line for over sixty years, accounted for approximately 42% of our net sales in 2001. The kitchen electrics business unit sells products including slow cookers under the Crock-Pot® brand, ice cream freezers under the Rival® and White Mountain® brand and can openers, toasters, food slicers, mixers, indoor grills, deep fryers, roaster ovens and skillets under the Rival® brand to retailers and distributors throughout the United States. We are the dominant manufacturer and marketer of slow cookers, of which we market over 25 different models which retail for between $10 and $70. We also believe we maintain a leading market share in the skillet, roaster oven and deep fryer categories. In addition, Rival invented the electric can opener category and we believe the Company continues to maintain a leading market share. We believe that the combination of innovative product development and global manufacturing and sourcing strengths helps position our kitchen business for growth and market share gain in the future.

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

      Our expenditures, including amounts expensed as incurred and capitalized as property, plant and equipment, for new product development and tooling, totaled approximately $17.6 million, $18.0 million and $14.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Manufacturing

      We manufacture over 70% of our products, utilizing a combination of our foreign and domestic manufacturing facilities. The management, coordination and control of all manufacturing operations is centralized at our principal offices in Milford, Massachusetts.

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

      Our domestic manufacturing plants specialize in the production of selected small kitchen appliances, particularly our slow cookers. These plants are highly integrated and produce electric elements, injection molded plastic components, stampings and stoneware. Two of these manufacturing and assembly facilities are located in rural Missouri (Clinton and Sweet Springs), near Kansas City. The third facility, in Flowood, Mississippi, produces the stoneware for our slow cookers and other products.

      We believe that we have a cost advantage as a result of our degree of vertical integration, purchasing power and low labor costs at our Chinese manufacturing facilities. In addition, by operating our own manufacturing facilities, we have control over the quality and production timing of our products from design through final distribution.

Marketing and Distribution

      Our products are sold in the United States, Canada, Latin America and Europe to the retail trade by an internal sales staff of sales managers, with assistance from an internal sales support staff, field sales associates and regional independent manufacturers representative organizations. We market our products through all major channels of distribution including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores, department stores, home and kitchen specialty stores, national drugstore chains and mail order and premium companies. The sales managers are actively involved in servicing all aspects of each retail account.

      In order to respond most efficiently to the demands of its retail customers and ensure timely delivery, we balance direct shipments from our manufacturing facilities with shipments from our domestic and international warehouses. We employ an electronic data interchange system with selected retail customers to expedite order and invoice processing.

      Our marketing department is responsible for market analysis, new product development, pricing strategy, promotions, key cooperative partnerships and overall category development. We believe that our packaging is one of our most powerful marketing tools because most consumers typically purchase small appliances without the benefit of knowledgeable retail sales staff. Holmes’ innovative packaging and point-of-purchase support provide written information and illustrations regarding product features, usage instructions, safety features and product operation. We have an in-house art department that develops much of our packaging and marketing materials on state-of-the-art desktop graphics systems.

Major Customers

      Our three largest retail customers, Wal-Mart (including Sam’s Wholesale Club), Target and Kmart accounted for approximately 54% of our net sales during 2001. Individually, they each accounted for over 10% of our net sales during 2001. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers could have a material adverse effect on our business.

      In January 2002, Kmart Corporation and certain of its U.S.  subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003. Kmart has announced that it will close over 200 stores as part of the reorganization. We are currently evaluating what effect, if any, this may have on our 2002 revenues. Holmes’ sales to Kmart were approximately 10% of total net sales in 2001.

Seasonality

      Sales of our products are highly seasonal, and counter-seasonal weather can adversely affect our results of operations. Within the home environment product line, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen appliances and certain home environment products such as air purifiers and lighting products are used year-round, the nature of these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, because many of our kitchen products are given as gifts, we sell more of these products in anticipation of the holiday season. When holiday shipments are combined with seasonal products such as heaters and humidifiers, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition, due to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier, and air purifier products.

Competition

      The markets for most of our products are developed and highly competitive. Management believes that competition is based on several factors, including price, access to retail shelf space, product features, product enhancements, brand names, new product introductions, and marketing support and distribution systems.

      We compete with many well-established companies, some of which have substantially greater facilities, personnel, financial and other resources than us. Our major competitors include AdobeAir, Applica, Catalina Lighting, Cheyenne, Honeywell Consumer Products (maker of Duracraft and Enviracare brands), Hamilton Beach/ Proctor Silex, Lasko, Tensor, Salton/ Maxim (Toastmaster)and Sunbeam. We also compete with importers and foreign manufacturers of unbranded products.

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

Patents and Trademarks

      We hold a number of patents and trademarks registered in the United States, Canada, and other countries for various products and technologies. Of particular importance are the Holmes®, Rival®, Patton®, Bionaire®, White Mountain®, Family Care®, Titan® and Crock-Pot® trademarks. We have additional patent applications pending in the United States, Canada and Mexico. We also register trademarks on product names and unique features in the United States and other countries. We believe that, other than with respect to the Crock-Pot® trademark, none of our product lines is dependent upon any single trademark, patent, group of patents or other intellectual property rights.

Regulation

      We are subject to federal, state and local regulations concerning the environment, occupational safety and health, trade-related issues and consumer products safety. Most of our products are listed by Underwriters Laboratories, Inc. (UL), the Canadian Underwriters Laboratories, Inc. (CUL), or similar organizations in other markets. UL and CUL are independent, not-for-profit corporations engaged in the testing of products for compliance with certain public safety standards. We are also regulated by, and hold ongoing discussions regarding specific products with, the United States Consumer Products Safety Commission, the Food and Drug Administration and the Canadian Standards Association. We believe that we are in material compliance with all of the regulations applicable to us. There can be no assurance, however, that such regulations will not negatively affect us in the future. Our operations could also be adversely affected by other regulations relating to our foreign operations, including changes in trade laws, increased import duties, import/export regulations and changes in foreign laws.

Employees

      We had approximately 7,500 employees as of December 31, 2001, of which approximately 1,000 were located in the United States, Europe and Canada, approximately 6,370 were located at our manufacturing facilities in Dongguan, China, and approximately 130 were located in Hong Kong and Taiwan.

Item 2.     Properties

      The following table sets forth our principal facilities, the primary activity at each of the facilities listed and the expiration date of the applicable lease, in the case of leased facilities.

			Lease
Location	Size	Primary Use	Expiration

Milford, MA	415,000 square feet	Headquarters and Distribution	2015
City of Industry, CA	Varies	Distribution	At will
Worcester, MA	156,000 square feet	Distribution/ Return processing	2003
Clinton, MO	164,000 square feet 279,000 square feet	Manufacturing and Assembly Warehousing and Distribution	Owned Owned
Kansas City, MO	32,000 square feet	General Offices	2005
Sedalia, MO(1)	157,000 square feet 67,000 square feet 466,000 square feet	Manufacturing and Assembly Manufacturing and Assembly Warehousing and Distribution	Owned Owned Owned
Sweet Springs, MO	125,000 square feet	Manufacturing/ Return Processing	Owned
Flowood, MS	154,000 square feet	Manufacturing	Owned
El Paso, TX	161,000 square feet	Distribution	2005
Dongguan, China(2)	466,000 square feet	Manufacturing and Assembly	2003
Dongguan, China(2)	269,000 square feet	Motor Manufacturing	2003
Dongguan, China(3)	1,865,000 square feet	Motor Manufacturing Distribution/ Assembly	Owned/ 2005
Hong Kong	21,000 square feet	Office	2003
London, England	2,700 square feet	Office	2008
Mississaugua, Ontario	Varies	Distribution	At will
Mississaugua, Ontario	55,000 square feet	General Office, Warehousing and Distribution	2002
Taipei, Taiwan	1,700 square feet	Office	2002

(1)	The 67,000 square-foot portion of the Sedalia plant is occupied under a long-term lease which gives the Company the option to purchase the property at a nominal cost. In June 2001, we announced the closure of the Sedalia manufacturing plants. In January 2002, we announced the closure of the Sedalia warehousing and distribution center.

(2)	These facilities are located in Guangdong Province, China, approximately 70 miles from Hong Kong. These facilities include 20 buildings on two separate campuses that include manufacturing, assembly, warehousing, and employee dormitory operations. These facilities will be closed during 2002 and 2003 and replaced with the new facility as described in (3) below.

(3)	During 2000, we began construction of a new manufacturing facility on land that was purchased in Guangdong Province. In 2001, we began to move manufacturing to this facility and it should be fully operational during 2003. As of December 31, 2001, there were seven buildings completed out of a total of fifteen in the master plan. Five of the seven are owned and two are leased under a two year lease with a one year option that expires on December 31, 2005. The eight remaining buildings, which we expect to complete in 2002 and 2003, will be owned.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Holmes is privately-owned and there is no public trading market for our equity securities.

Item 6.     Selected Financial Data

      The following selected financial data as of and for the years ended December 31, 1997 through December 31, 2001, set forth below, have been derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(Dollars in thousands)
Statement of Operations Data:
Net sales	$191,555	$212,248	$507,487	$513,249	$627,999
Cost of goods sold	136,142	144,278	364,308	382,205	462,271

Gross profit	55,413	67,970	143,179	131,044	165,728
Selling, general and administrative and amortization of goodwill and other intangible assets(1)	36,530	37,095	98,486	112,102	129,052
Product development costs	5,463	6,295	10,448	11,000	11,022
Restructuring costs	—	—	—	—	1,194
Plant closing costs	—	—	2,439	340	550

Operating profit	13,420	24,580	31,806	7,602	23,910
Interest expense	7,096	13,833	33,472	38,550	37,900
Other (income) expense, net	56	(436)	(2,489)	(758)	(608)

Income (loss) before income taxes, equity in earnings from joint venture and minority interest	6,268	11,183	823	(30,190)	(13,382)
Income tax expense (benefit)	2,196	2,222	(87)	2,591	4,527
Equity in earnings from joint venture	—	—	(902)	(611)	(2,354)

Income (loss) before minority interest	4,072	8,961	1,812	(32,170)	(15,555)
Minority interest in net income of majority-owned subsidiaries(2)	225	—	—	—	—

Net income (loss)	$3,847	$8,961	$1,812	$(32,170)	$(15,555)

	Year Ended December 31,

	1997		1998		1999		2000		2001

	(Dollars in thousands)
Other Data:
EBITDA(3)	$20,837		$32,264		$50,330	(4)	$24,331	(4)	$43,052	(5)
Ratio of earnings to fixed charges(6)	1.8	x	1.7	x	1.0	x	0.3	x	0.7	x
Depreciation and amortization	7,473		7,248		15,133		15,737		16,180
Capital expenditures	5,815		4,749		17,614		28,341		17,020

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$5,141		$5,379		$6,647		$3,017		$10,115
Working capital	78,318		71,089		211,646		203,473		181,684
Total assets	135,165		131,357		456,496		453,869		443,595
Total long-term debt including capital leases	134,294		115,139		338,710		360,361		344,704
Total stockholders’ equity (deficit)	(24,991	)(7)	(15,389	)(7		) 37,800	5,474		(9,383)

(1)	Expenses in 1997 included approximately $6.9 million of incremental compensation expense, which was paid to certain executives in conjunction with Holmes’ November, 1997 recapitalization.

(2)	In May and June, 1997, Holmes repurchased the shares held by 30% minority stockholders in one of Holmes’ subsidiaries for a total of $900,000.

(3)	EBITDA represents income before interest expense, income tax expense (benefit), depreciation and amortization and the minority interest in net income of majority-owned subsidiaries. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles, or as a measure of a company’s profitability or liquidity. Additionally, Holmes’ calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies.

(4)	EBITDA as presented for 1999 and 2000 does not reflect the addback of integration expenses, amortization of acquired profit in inventory, plant closing costs and reduction for a legal settlement. Adjusting for these items and excluding both the costs related to the purchase of a faulty heater component and the operating results of our divested businesses would result in EBITDA of $61.4 million for 1999. For 2000, adjusting for the addback of integration expenses, plant closing costs and the costs related to the purchase of the faulty heater component, as disclosed in our Form 10-Q for the quarterly period ended June 30, 2000 previously filed with the Securities and Exchange Commission, would result in EBITDA of $31.5 million which includes a fourth quarter charge for inventory and accounts receivable of approximately $25.6 million (total discounts and allowances, inventory write-downs, co-operative advertising expense and bad debt expense were approximately $58.4 million and $34.9 in 2000 and 1999, respectively).

(5)	EBITDA as presented for 2001 does not reflect the addback of plant closing costs, restructuring costs, the costs related to the execution of an amendment to our Credit Facility in May 2001, and a fourth quarter charge of $14.1 million taken in connection with the Kmart bankruptcy. Adjusting for these items, as permitted under the Credit Facility, would result in EBITDA of $59.8 million.

(6)	For purposes of determining the ratio of earnings to fixed charges, earnings represent income before income taxes and minority interest, plus fixed charges as presented, without adjustment for one-time items as discussed in (4) and (5) above. Fixed charges consist of interest expense on all indebtedness plus a portion of rental payments on operating leases that is considered representative of the interest factor.

(7)	Total stockholders’ equity (deficit) as of December 31, 1997 and 1998 reflects a reduction attributable to Holmes’ 1997 recapitalization. See Note 9 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

      Sales of most of our products follow seasonal patterns that affect our results of operations. In general, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen electrics, air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, many of our kitchen products are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on kitchen electrics and other home environment products.

      On February 5, 1999, we completed the acquisition of The Rival Company, a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with this acquisition, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8% (the Notes), amended and restated our existing $100.0 million credit facility (the Credit Facility) to provide for a total availability of $325.0 million, and sold $50.0 million of common stock in a private placement. As a result, we have a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past.

Critical Accounting Policies

      Holmes’ discussion and analysis of its financial condition and results of operations are based upon Holmes’ financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Holmes to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Future events cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgement. Actual results may differ from those estimates under different assumptions and conditions.

      Holmes believes the most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with management’s evaluation of the allowance for doubtful accounts, inventory valuation, product returns, the evaluation of the recoverability of goodwill, as well as those used in the determination of liabilities related to litigation, product liability and taxation. In addition, significant estimates are used for reserves associated with warranty obligations, restructuring actions, employee benefits and contingencies. Holmes bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances including current and expected economic conditions, product mix and in some cases actuarial valuations. The results of these estimates form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

     Comparison of Years Ended December 31, 2001 and December 31, 2000

      Net Sales. Net sales for fiscal 2001 were $628.0 million compared to $513.2 million for fiscal 2000, an increase of $114.8 million or 22.4%. Excluding the $4.6 million of sales in 2000 related to the residual sourcing agreements for the pump and industrial businesses, which were divested in the fourth quarter of 1999, net sales increased approximately 23.5% during 2001. The increase was primarily due to increased shipments of kitchen electric products, increased international shipments, primarily driven by shipments in Mexico and Europe, and increased shipments in the Far East due to sales growth by our motor joint venture with General Electric.

      In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart Corporation is one of Holmes’ top three customers. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003. Kmart has announced that it will close over 200 stores as part of the reorganization. We are currently evaluating what effect, if any, this may have on our 2002 revenues. Holmes’ sales to Kmart were approximately 10% of total net sales in 2001.

      Net sales of our Pollenex division, which we divested in January 2002, were approximately $19.3 million during 2001 and approximately $13.9 million in 2000.

      Gross Profit. Gross profit for fiscal 2001 was $165.7 million compared to $131.0 million for fiscal 2000, an increase of $34.7 million or 26.5%. As a percentage of net sales, gross profit was 26.4% in 2001 and 25.5% in 2000. The positive impact to our gross profit was primarily due to the above mentioned increases in sales volumes. The volume increases were partially offset by an increase in discounts and allowances from 2000. Additionally, there was carryover fan inventory from the cooler 2000 summer season that shipped in 2001 with higher 2000 season costs. Distribution and warehousing costs also increased due to the higher carryover fan inventory. We also had higher levels of low margin closeout sales in 2001 as compared to 2000.

      Selling Expenses. Selling expenses for 2001 were $69.5 million compared to $73.5 million in 2000, a decrease of $4.0 million or 5.4%. As a percentage of net sales, selling expenses decreased to 11.1% for 2001 compared to 14.3% in 2000. The decrease was primarily due to a reduction in several sales and marketing expenses such as selling commissions, print and trade advertising and sales travel expenses as we continued our effort to lower spending throughout the Company.

      General and Administrative Expenses. General and administrative expenses for 2001 were $57.1 million compared to $36.0 million in 2000, an increase of $21.1 million or 58.6%. As a percentage of net sales, general and administrative expenses increased to 9.1% for 2001 from 7.0% for 2000. Several of our larger customers filed for bankruptcy in 2001 due to the weak retail environment which caused bad debt costs in excess of our historical levels. Included in the 2001 expense was a $14.1 million bad debt charge recorded in the fourth quarter, related to outstanding receivables from Kmart. Total bad debt expenses were approximately $4.5 million and $15.2 million in 2000 and 2001, respectively. In addition, the higher costs in 2001 were also due to bank and consulting fees associated with the May 7, 2001 amended Credit Facility, insurance expense and MIS infrastructure costs. Excluding the impact of the additional consulting costs related to the amended Credit Facility, general and administrative expenses were approximately 8.7% of net sales in 2001.

      Product Development Expenses. Product development expenses for 2001 and 2000 were $11.0 million for both 2000 and 2001. As a percentage of net sales, product development expenses decreased to 1.8% of net sales for 2001 from 2.1% in 2000.

      Restructuring Costs. Restructuring costs for 2001 were $1.2 million. These costs related to the closing of the Sedalia, Missouri manufacturing plant announced in June 2001. The costs were made up of certain employee termination benefits and property, plant and equipment write-downs. The activities of this plant were moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi. As a result, approximately 300 manufacturing, engineering and office positions were eliminated. As of December 31, 2001, substantially all these employees have left the Company.

      Plant Closing Costs. We also recorded $0.6 million in plant closing costs, which are expensed as incurred, associated with the closing of the Sedalia, Missouri manufacturing facility.

      Interest and Other Expense, Net. Interest and other expense, net for 2001 was $37.3 million compared to $37.8 million for 2000, a decrease of $0.5 million or 1.3%. Interest expense for 2001 included a non-cash charge of $1.0 million for the issuance of warrants and increased deferred financing fees of $0.5 million related to the amended Credit Facility. Interest expense includes $4.7 million and $4.1 million of non-cash amortization of debt issuance costs in 2001 and 2000, respectively.

      Income Tax Expense (Benefit). The income tax expense for 2001 was $4.5 million compared to $2.6 million for 2000. The resulting effective tax rate for these periods is not meaningful primarily due to domestic losses for which a tax benefit was not recorded, as there was no assurance such benefit would be realized. (See Note 10 of Notes to Consolidated Financial Statements under Item 8 of this Report).

      Equity in Earnings from Joint Venture. We recorded $2.4 million in equity in earnings from our joint venture with General Electric in 2001 versus $0.6 million in 2000 primarily due to the growth of the joint venture. Total sales directly to the joint venture were approximately $17.1 million in 2001 versus $11.9 million in 2000.

      Net Income (Loss). As a result of the foregoing factors, net loss for 2001 was $15.6 million, compared to net loss of $32.2 million for 2000.

Comparison of Years Ended December 31, 2000 and December 31, 1999

      The financial statement amounts for fiscal 2000 set forth below include a full twelve months of Rival’s operations, while (as required by purchase accounting) the financial statement amounts for fiscal 1999 include approximately eleven months of Rival’s operations, from the acquisition on February 5, 1999 onward. We have also provided a number of proforma, twelve-month comparisons for 1999 that include Rival’s comparable results from January 1, 1999 onward, and exclude the impact of the divested Rival pump and industrial businesses, as applicable, which management believes to be a more meaningful comparison.

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

      Selling Expenses. Selling expenses for 2000 were $73.5 million compared to $67.5 million in 1999, an increase of $6.0 million or 8.9%. As a percentage of net sales, selling expenses increased to 14.3% for 2000 compared to 13.3% in 1999. Comparing the full year 2000 selling expenses to the selling expenses of $71.1 million for the proforma full year 1999 would result in an increase of approximately $2.4 million, or 3.4%. The increase was primarily due to a $2.1 million charge in the fourth quarter for accounts receivable write-offs in connection with co-operative advertising deductions. Total co-operative advertising expenses were approximately $14.7 million and $12.7 million in 2000 and 1999, respectively. As noted above, we had integration issues related to adopting the Rival information technology system. In addition, loss of personnel at Rival contributed to prior deductions becoming uncollectible. The selling expense increase was also partially due to increased packaging and other related sales tools expenses associated with developing and marketing our new and existing products.

      General and Administrative Expenses. General and administrative expenses for 2000 were $36.0 million compared to $28.3 million in 1999, an increase of $7.7 million or 27.2%. As a percentage of net sales, general and administrative expenses increased to 7.0% for 2000 from 5.6% for 1999. For the proforma full year 1999 general and administrative expenses were approximately $29.2 million, or 5.5% of proforma net sales. Several of our larger customers filed for bankruptcy in 2000 due to the worsening retail environment which caused write-offs in excess of our historical levels. The general and administrative expense increase was primarily due to a $3.6 million charge in the fourth quarter for customer bad debt related charges. Total bad debt expenses were approximately $4.5 million and $1.3 million in 2000 and 1999, respectively. Approximately $1.8 million of the general and administrative expense increase was directly attributable to the Far East operations to support the increased sales, production and support of the combined businesses, and support of the GE joint venture. Total integration related expenses in 2000 were approximately $3.7 million versus approximately $3.4 million in 1999.

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

      Plant Closing Costs. We recorded $0.3 million in plant closing costs, which are expensed as incurred, associated with the closing of the Warrensburg, Missouri manufacturing plant.

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

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2001 and December 31, 2000

      Holmes’ cash and cash equivalents increased to $10.1 million at December 31, 2001, from $3.0 million at December 31, 2000. The increase resulted primarily from $36.3 million provided by operations offset by the cash used for investing and financing activities of $29.2 million.

      Cash provided by (used for) operations for the years ended December 31, 2001 and 2000 was $36.3 million and $(5.5) million, respectively. Cash provided by operations for 2001 consisted primarily of $24.9 million from a net loss adjusted for non-cash items and increased by $11.4 million provided by working capital activities. Net cash provided by working capital activities resulted from a decline in inventory primarily due to management initiatives to reduce inventory levels and decreases in prepaid expenses and other current assets along with an increase in accounts payable and accrued expenses, offset in part by an increase in accounts receivable due to increased sales volume.

      Cash used for investing activities for the year ended December 31, 2001 was $12.2 million compared to $20.3 million in 2000. Included in 2001 was $17.0 million invested in capital expenditures for property and equipment offset by the $2.2 million net proceeds from the sale of the Warrensburg, Missouri facility and manufacturing machinery. We also received additional cash contributions of approximately $0.7 million from our joint venture partner as part of their contribution towards joint venture capital equipment which partially offset our cash used for capital expenditures of $17.0 million above. Finally, we received $1.9 million in earnings distributions from the joint venture. The Company expects to spend approximately $15 million on capital expenditures in 2002, primarily related to the expansion of its China manufacturing facilities and on-going tooling costs to support product development needs.

      Cash provided by (used for) financing activities for the years ended December 31, 2001 and 2000 was $(16.9) million and $22.2 million, respectively. Cash used for financing in 2001 reflected repayments on the revolving line of credit using cash flow from operations and also debt issuance costs associated with the May 2001 Credit Facility amendment. The cash provided by financing activities for the year 2000 reflected the borrowings under the Credit Facility to fund operations.

Comparison of Years Ended December 31, 2000 and December 31, 1999

      Cash provided by (used for) operations for the years ended December 31, 2000 and 1999 was $(5.5) million and $7.1 million, respectively. Cash used for operations in 2000 reflected an $18.4 million increase in inventory levels. Higher inventory levels at the end of the year reflected cooler summer weather and slower than anticipated retail sales in the fourth quarter of 2000. Partially offsetting the inventory increase was a reduction in accounts receivable of approximately $13.2 million mainly due to the fourth quarter charges as previously described.

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

     Financing Arrangements

      Following the recapitalization transaction in November 1997 and the Rival acquisition in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under the Credit Facility. Our primary liquidity requirements have been for working capital, to service our indebtedness and to fund capital expenditures. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the Credit Facility as most recently amended will be sufficient to meet our liquidity needs for the next twelve months, during which time we will continue to carefully evaluate our financing requirements.

      We issued $105.0 million of 9 7/8% Senior Subordinated Notes due November 2007 (the Notes) in November 1997, and an additional $31.3 million of Notes in February, 1999. While we may repurchase Notes from time to time in open market or privately negotiated transactions, the Notes are not redeemable at our option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at our option, in whole or in part, at stated redemption prices. Annual interest payments on the Notes are approximately $13.5 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all of our senior debt, including borrowings under the Credit Facility. The notes are cross-defaulted to payment defaults under the Credit Facility.

      We entered into the amended and restated Credit Facility agreement in February 1999 in connection with the Rival acquisition. This Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a revolving credit facility that matures February 5, 2005. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at our option, plus a margin which, in the case of the tranche A term loan and a portion of the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

      Our financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. On May 7, 2001, the Credit Facility was amended (the Fourth Amendment) to waive the defaults, revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, we issued warrants to the lenders to acquire up to 5% of Holmes’ common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, investment funds affiliated with Berkshire Partners, our majority stockholder, agreed to provide an aggregate $43.5 million guarantee in support of the increased revolving credit commitment.

      On March 22, 2002, Holmes and the lending group under the Credit Facility agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004, in order to reflect our current business plan and to accommodate the $14.1 million bad debt charge in the fourth quarter of 2001 relating to outstanding receivables from Kmart. Under the Fifth Amendment, the lenders have committed to a revolving credit loan A of $131 million and a revolving credit loan B of $40 million. Revolving credit loan B continues to be supported by the Berkshire Partners’ guarantee entered into in connection with the Fourth Amendment. Actual availability under these revolving credit facilities is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the revolving credit loan B was extended from July 1, 2002 through July 1, 2004. The maturity date of the revolving credit loan A and the tranche A term loan remain at February 5, 2005, although the availability under the revolving credit loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority in interest of the lenders. The maturity date of the tranche B term loan remains at February 5, 2007. As part of the Fifth Amendment, the applicable interest rate margins on the revolving credit loan B were reduced, while the margins on the revolving credit loan A and the tranche A and tranche B term loans were increased.

      In conjunction with the Fifth Amendment, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost plus accrued interest on the Notes, was approximately

$12.8 million, which was funded with proceeds of the revolving credit loan B. The Notes repurchased were retired and cancelled. This will result in a gain in the first quarter of 2002. We may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose.

      The following summarizes Holmes’ contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Less Than		After
	Total	1 Year	1 – 3 Years	3 Years

	(in thousands)
Contractual Obligations:
Long-term debt — variable rate	$217,882	$8,476	$57,831	$151,575
Long-term debt — fixed rate	$136,250	—	—	$136,250 (1)
Non-cancelable operating lease obligations	$53,805	$6,702	$16,067	$31,036
Purchase commitments(2)	$13,459	$10,055	$3,404	—
Minimum royalty obligations	$615	$357	$258	—

(1)	Included in this amount was $36.2 million, which was retired as part of the Fifth Amendment on March 22, 2002 as noted above.

(2)	These include capital expenditures and other product related purchase commitments.

      The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be impacted by general economic conditions and other factors. See — Results of Operations and Disclosure Regarding Forward-Looking Statements above.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. We adopted SFAS 133 during 2001 and the impact was immaterial given our limited use of derivatives.

      In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combination.” The provisions of FAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that upon adoption of FAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.

      FAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. In connection with the adoption of FAS 142, the Company does not expect to record any reclassifications to its goodwill balance. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company has until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company expects to complete both steps of the goodwill impairment test during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment loss recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

      As of December 31, 2001, the Company had goodwill of approximately $80 million which is subject to the transitional goodwill impairment test. The Company has identified its reporting units and is in the process of allocating goodwill, other assets and liabilities to those reporting units. Because of the level of effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impairment charge that the Company will record upon adoption, if any.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

      In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting as of January 1, 2002. The Company is currently evaluating the impact that this standard will have on its co-operative advertising expense classification in the Company’s Consolidated Statements of Operations.

Investor Conference Call

      Holmes’ management will hold a telephone conference call on April 9, 2002 at 2 p.m., Eastern time, in order for investors and other interested stakeholders to hear management’s views on our results of operations during the fourth quarter and year ended December 31, 2001. If you are interested in accessing the call, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

•	Name of Participant(s)

•	Company Affiliation

•	Nature of Business

•	Address

•	Phone, Fax and E-mail

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 2001, the carrying value of our debt totaled $353.2 million. The fair value approximated $272.4 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

      At December 31, 2001, the Company had fixed rate debt of $135.3 million and variable rate debt of $217.9 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $6.2 million. Based on the amounts of variable rate debt outstanding at December 31, 2001, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $2.2 million, holding other variables constant.

Item 8.     Financial Statements and Supplementary Data

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of The Holmes Group, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of The Holmes Group, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 22, 2002

THE HOLMES GROUP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2000	2001

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,017	$10,115
Accounts receivable, net of allowances of $9,622 in 2000 and $18,202 in 2001	124,499	144,249
Inventories	131,050	103,195
Prepaid expenses and other current assets	6,457	5,317
Deferred income taxes	14,725	13,643

Total current assets	279,748	276,519
Assets held for sale	1,624	86
Property and equipment, net	67,582	69,096
Goodwill, net	83,779	79,838
Deposits and other assets	5,850	4,985
Debt issuance costs, net	15,286	13,071

	$453,869	$443,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,179	$36,743
Current portion of credit facility	7,250	8,476
Accrued expenses	33,345	42,328
Accrued income taxes	4,717	6,457
Other current liabilities	784	831

Total current liabilities	76,275	94,835
Credit facility	225,175	209,406
Long-term debt	135,186	135,298
Other long-term liabilities	7,055	7,485
Deferred income taxes	4,704	5,954
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 20,307,995 shares in 2000 and 20,302,995 in 2001	20	20
Additional paid in capital	67,915	68,874
Accumulated other comprehensive income	241	(2)
Treasury stock, at cost (18,625,450 and 18,627,450 shares) in 2000 and 2001	(62,058)	(62,076)
Retained earnings (deficit)	(644)	(16,199)

Total stockholders’ equity (deficit)	5,474	(9,383)

	$453,869	$443,595

      The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,

	1999	2000	2001

	(In thousands)
Net sales	$507,487	$513,249	$627,999
Cost of goods sold	364,308	382,205	462,271

Gross profit	143,179	131,044	165,728

Operating expenses:
Selling	67,452	73,521	69,476
General and administrative	28,334	35,984	57,082
Product development	10,448	11,000	11,022
Restructuring costs	—	—	1,194
Plant closing costs	2,439	340	550
Amortization of goodwill and other intangible assets	2,700	2,597	2,494

Total operating expenses	111,373	123,442	141,818

Operating profit	31,806	7,602	23,910

Other income and expense:
Interest expense	33,472	38,550	37,900
Other income, net	(2,489)	(758)	(608)

	30,983	37,792	37,292

Income (loss) before income taxes and equity in earnings from joint venture	823	(30,190)	(13,382)
Income tax expense (benefit)	(87)	2,591	4,527
Equity in earnings from joint venture	(902)	(611)	(2,354)

Net income (loss)	$1,812	$(32,170)	$(15,555)

      The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock,			Accumulated			Total
	$.001 Par Value		Additional	Other		Retained	Stockholders’
			Paid In	Comprehensive	Treasury	Earnings	Equity
	Shares	Par	Capital	Income	Stock	(Deficit)	(Deficit)

	(In thousands, except par value)
Balance at December 31, 1998	10,201	10	16,985	(40)	(62,058)	29,714	(15,389)
Issuance of common stock	10,107	10	50,930	—	—	—	50,940
Foreign currency translation adjustments	—	—	—	437	—	—	437
Net income	—	—	—	—	—	1,812	1,812

Balance at December 31, 1999	20,308	20	67,915	397	(62,058)	31,526	37,800
Foreign currency translation adjustments	—	—	—	(156)	—	—	(156)
Net loss	—	—	—	—	—	(32,170)	(32,170)

Balance at December 31, 2000	20,308	$20	$67,915	$241	$(62,058)	$(644)	$5,474

Issuance of stock warrants and repurchase of treasury stock	(5)	—	959	—	(18)	—	941
Foreign currency translation adjustments	—	—	—	(243)	—	—	(243)
Net loss	—	—	—	—	—	(15,555)	(15,555)

Balance at December 31, 2001	20,303	$20	$68,874	$(2)	$(62,076)	$(16,199)	$(9,383)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	1999	2000	2001

	(In thousands)
Net income (loss)	$1,812	$(32,170)	$(15,555)
Other comprehensive income:
Foreign currency translation adjustments	437	(156)	(243)

Comprehensive income (loss)	$2,249	$(32,326)	$(15,798)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,812	$(32,170)	$(15,555)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	15,133	15,737	16,180
Amortization of debt issuance costs, discounts and other non-cash interest expense	3,983	4,129	5,678
Provision for doubtful accounts	1,297	4,543	15,219
Loss (gain) on disposition of property, plant and equipment	(31)	—	564
Deferred income taxes	(1,477)	(425)	2,332
Restructuring and asset impairment charges	—	—	467
Changes in operating assets and liabilities:
Accounts receivable	(36,518)	13,222	(34,969)
Inventories	26,219	(18,390)	27,855
Prepaid expenses and other current assets	(2,214)	7,284	1,140
Deposits and other assets	5,366	(1,080)	305
Accounts payable	(7,607)	3,746	6,311
Accrued expenses	2,211	(2,911)	8,983
Accrued income taxes	(1,044)	794	1,740

Net cash provided by (used for) operating activities	7,130	(5,521)	36,250

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(279,571)	—	—
Contribution in joint venture	(25)	—	—
Proceeds from sale of assets held for sale and business divestitures	23,787	4,753	2,228
Distribution of earnings from joint venture	138	1,375	1,876
Purchase of property and equipment	(17,614)	(28,341)	(17,020)
Cash received from joint venture partner	2,252	1,893	700

Net cash used for investing activities	(271,033)	(20,320)	(12,216)

Cash flows from financing activities:
Net (repayment) of line of credit	(10,000)	—	—
Issuance of common stock	50,400	—	—
Borrowings of long-term debt, net of issuance costs	27,329	—	—
Borrowings (repayments) on credit facility, net of issuance costs	198,704	22,350	(14,543)
Debt issuance costs	(658)	—	(2,393)
Principal payments on capital lease obligations	(604)	(139)	—

Net cash provided by (used for) financing activities	265,171	22,211	(16,936)

Net increase (decrease) in cash and cash equivalents	1,268	(3,630)	7,098
Cash and cash equivalents, beginning of period	5,379	6,647	3,017

Cash and cash equivalents, end of period	$6,647	$3,017	$10,115

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,812	$32,181	$33,305
Cash paid for (refund of) income taxes	$190	$(4,753)	$1,041

      The Company had a non-cash transaction in 1999 whereby the Company settled vendor invoices totaling $500,000 with 99,222 shares of common stock.

          The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      The Holmes Group, Inc. (THG), along with its wholly-owned subsidiary, The Rival Company (Rival) and its subsidiaries, acquired on February 5, 1999, designs, develops, manufactures, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances and lighting products to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia.

      Holmes Products (Far East) Limited (HPFEL) and its subsidiaries manufacture, source and sell consumer durable goods, including fans, heaters, humidifiers and kitchen electrics, mainly to THG. HPFEL operates facilities in Hong Kong, Taiwan and The People’s Republic of China.

      HPFEL is a wholly-owned subsidiary of THG. Prior to the recapitalization transaction described in Note 9, THG and HPFEL were both directly or indirectly 80% owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc (Pentland).

2.     Summary of Significant Accounting Principles

Basis of Consolidation

      The accompanying financial statements include the accounts of THG and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and Holmes Motor Corp. The accompanying financial statements also include the accounts of Rival’s direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Electric (Hong Kong) Limited, Rival Consumer Sales Corporation, The Holmes Group Canada, Ltd., Rival de Mexico S.A. de C.V. and HPFEL’s wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd., Dongguan Holmes Products Ltd. and Dongguan Raider Motor Corp. Ltd. All significant inter-company balances and transactions have been eliminated.

      THG and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the Company.

Translation of Foreign Currencies

      The functional currency for the Company’s foreign operations is either the U.S. dollar or the subsidiary’s local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income, expense and cash flow items are translated at average exchange rates for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded in the accumulated other comprehensive income component of stockholders equity (deficit). Gains and losses resulting from remeasurement of balances denominated in other than the local currency totaling $792,000 in 2001 are included in other (income) expense, net. Gains and losses in 2000 and 1999 were immaterial.

Inventories

      All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance costs are expensed as incurred.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      Sales are recorded net of returns from retail customers. The Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in 2000 with no material impact on the results of operations or financial position of the Company. Revenue is recognized upon transfer of title and risk of loss. Estimates for returned goods and warranty costs are accrued at the time of shipment. Revenues for shipping and handling are recorded as net sales, while the associated costs are recorded in selling, general and administrative expenses in the consolidated statements of operations. The shipping costs included in selling, general and administrative expenses were approximately $11.4 million, $9.6 million and $10.3 million in 1999, 2000 and 2001, respectively.

Product Development

      Research, engineering and product development costs are expensed as incurred.

Cash and Cash Equivalents

      All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Such investments consist of a money market account. Cash overdrafts are classified as accounts payable in the consolidated balance sheets.

Advertising

      Advertising costs are expensed as incurred. In conjunction with transfers of inventory in 1998, the Company received advertising credits totaling $2,352,000 to be used for the purchase of advertising media, merchandise or services, subject to certain limitations and cash co-payments. The credits expire in February 2003. The remaining balance of these credits approximated $2,346,000 and $2,322,000 at December 31, 2000 and December 31, 2001, respectively, which are reported as prepaid expenses and other current assets and deposits and other assets in the consolidated balance sheets. The Company is currently evaluating several alternatives to use the remaining barter credits before they expire. Additionally, the Company offers co-operative advertising credits to certain customers. These credits are expensed as earned. Total advertising expenses in 1999, 2000, and 2001 were approximately $12,716,000, $14,731,000 and $15,757,000, respectively, which are included in selling expenses in the accompanying statements of operations.

Income Taxes

      The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture

      In October 1998, the Company signed an agreement with General Electric creating a limited liability company for motor manufacturing, sales and distribution. The limited liability company, GE Holmes Industries, is owned 49% by a subsidiary of THG. The Company’s portion of the joint venture earnings were as follows (in thousands):

		Recorded as
	Recorded as	Equity in Earnings
	Gross Profit	From Joint Venture	Total

2001	$2,058	$2,354	$4,412
2000	995	611	1,606
1999	573	902	1,475

      The Company’s sales directly to the Joint Venture were approximately $5.5 million, $11.9 million and $17.1 million during the years ended December 31, 1999, 2000 and 2001, respectively. The Company’s investment in the joint venture is accounted for in the consolidated financial statements using the equity method of accounting. Under this method, the Company’s share of the joint venture’s income or loss is included in the consolidated statement of operations.

Comprehensive Income (Loss)

      The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (FAS 130). As it relates to the Company, comprehensive income is defined as net income plus the change in currency translation adjustments and is presented in the consolidated statement of comprehensive income (loss).

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at December 31, 2000 and 2001, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. We adopted SFAS 133 during 2001 and the impact was immaterial given our limited use of derivatives.

      In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combination.” The provisions of FAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that upon adoption of FAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

      Application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. In connection with the adoption of FAS 142, the Company does not expect to record reclassifications to its goodwill balance. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company has until June 30, 2002 to complete step one. The second step of the goodwill impairment test measure the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company expects to complete both steps of the goodwill impairment test during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Any impairment loss recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

      As of December 31, 2001, the Company had goodwill of approximately $80 million which is subject to the transitional goodwill impairment test. The Company has identified its reporting units and is in the process of allocating goodwill, other assets and liabilities to those reporting units. Because of the level of effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impairment charge that the Company will record upon adoption, if any.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus reached, the Company will adopt the required accounting as of January 1, 2002. The Company is currently evaluating the impact that this standard will have on its co-operative advertising expense classification in the Company’s Consolidated Statements of Operations.

Reclassifications

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period presentation.

3.     Acquisition

      On February 5, 1999, THG completed its acquisition of Rival for an aggregate of $279.6 million, including $129.4 million cash paid in connection with a tender offer for all of the outstanding shares of Common Stock of The Rival Company (including payments to optionees), $142.9 million to refinance Rival’s outstanding debt and $7.3 million in acquisition costs. The acquisition was made utilizing cash on hand, borrowings under an amended and restated Credit Facility entered into in connection with the acquisition, the issuance of $31.3 million of senior subordinated notes and proceeds of $50.0 million from the sale of THG’s common stock to investment funds affiliated with THG’s majority shareholder, certain members of THG’s management and to certain other co-investors. This acquisition has been accounted for as a purchase, and the results of operations of Rival have been included in the consolidated financial statements since the date of acquisition. The excess of purchase price over the fair value of net assets acquired was approximately $87.2 million and $88.7 million, before $7.4 million and $4.9 million of accumulated amortization at December 31, 2001 and 2000, respectively and is being amortized on a straight-line basis over 35 years.

      In connection with the acquisition, THG recorded a restructuring reserve of $6.4 million as an assumed liability in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”(EITF 95-3). Management determined that certain restructuring actions would be required to effectively integrate the Rival operations into THG. These restructuring actions were comprised primarily of the elimination of certain overlapping positions within the management and support staff layers of the combined company, relocation of key home environment personnel from Kansas City, Missouri to Milford, Massachusetts, consolidation of the Rival Hong Kong and Canadian offices into other existing local offices, and closure of the Warrensburg, Missouri manufacturing facility. These actions resulted in the elimination of 216 Rival employees. Severance for some of these employees was paid during fiscal 2001 and the remainder will be paid in 2002.

      Exit costs related to these restructuring plans are comprised primarily of lease exit costs for Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. At December 31, 1999, the Hong Kong consolidation was completed resulting in exit costs of $0.1 million. The Montreal, Canada and Warrensburg closures were completed during fiscal 2000. The Warrensburg facility was sold during the first quarter of 2001 which resulted in a gain of $559,000, classified as other income in the consolidated statement of operations due to the current period appreciation in the assets sold. Proceeds from the sale were $1,965,000. The assets sold were classified as assets held for sale in the consolidated balance sheet at December 31, 2000.

      On June 28, 2001, the Company announced that the Sedalia, Missouri manufacturing plant would be closed. The activities of this plant will be moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi. As a result, approximately 300 additional manufacturing, engineering and office positions were

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminated. In connection with the foregoing, the Company recorded a $727,000 restructuring charge for the severance and other employee related costs in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Severance costs for these employees was paid during 2001 and will continue into 2002. Additionally, the Company recorded a $467,000 charge for restructuring associated with the Sedalia plant closure. Included in this charge are asset write-downs of redundant property, plant and equipment of $417,000 and facility exit costs of $50,000. The remaining net book value of the Sedalia plant has been shown as assets held for sale in the consolidated balance sheet at December 31, 2001. Additionally, wind down costs, which are expensed as incurred, of approximately $550,000 have been classified as plant closing costs in the consolidated statement of operations for the year ended December 31, 2001.

      The reserve activity for fiscal 2000 and 2001 is as follows (in thousands):

	Employee	Facility	Total
	Severance and	Exit and	Accrued
	Relocation Costs	Other Costs	Restructuring

Balance at December 31, 1999	$4,217	$427	$4,644
Cash payments made fiscal 2000	(2,451)	—	(2,451)
Adjustments made fiscal 2000	(1,054)	(194)	(1,248)

Balance at December 31, 2000	$712	$233	$945
Restructuring charges fiscal 2001	727	467	1,194
Cash payments made fiscal 2001	(1,043)	(417)	(1,460)
Adjustments made fiscal 2001	—	(233)	(233)

Balance at December 31, 2001	$396	$50	$446

      The adjustments made in fiscal 2000 and 2001 include a reduction of the original severance and relocation amount and a reduction of the facility exit costs amount as part of the closure of the Warrensburg, Missouri facility initially recorded in accordance with EITF 95-3. Accordingly, these adjustments were recorded as reductions of goodwill.

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

      Following the Rival acquisition, the Company divested two of Rival’s non-core business units. On October 8, 1999, the Company sold the assets of Rival’s sump and utility pumps division for $11.4 million. On December 21, 1999, the Company sold the net assets of Rival’s industrial and building supply products businesses for proceeds of $11.9 million. As these transactions were contemplated as of the original Rival acquisition date, the net loss on these transactions of $2.5 million was recorded as an increase in goodwill.

      During 2001, the Company finalized the Rival industrial and building supply products businesses divestiture. Additional consideration of $1.2 million was also recorded as a reduction of goodwill. Subsequent to December 31, 2001, the Company sold substantially all of the assets of its Pollenex® division, a marketer of personal care products, which was acquired as part of the Rival acquisition, for approximately $15.1 million. The transaction will be recorded during the first quarter of 2002 with the net proceeds from the sale exceeding the net book value of the assets sold by approximately $7.5 million. Additionally, in January 2002, the Company announced the closing of the Sedalia, Missouri distribution center. During the first quarter of 2002,

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company will record nonrecurring charges of approximately $1.5 million related to the closure of this facility.

      The following unaudited pro forma data summarizes the Company’s results of operations for the period indicated as if the acquisition had been completed as of the beginning of the period presented. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt and additional amortization expense as a result of the goodwill. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions been in effect on January 1, 1999, or of future results of operations.

Year Ended
December 31, 1999

(Unaudited)
(In thousands)
Net sales	$529,890
Net income (loss)	(6,465)

4.	Related Party Transactions

      The Company has retained Jordan Kahn Co., Inc. (“JKC”), a corporation owned principally by a director and stockholder of the Company, to serve as a sales representative for the Company in the northeastern United States. Pursuant to a representation agreement between the Company and JKC, the Company has agreed to pay to JKC a commission on net sales to JKC’s customers in its territory, which fee is the same fee paid by the Company to other unaffiliated sales representative organizations representing the Company in other territories throughout the United States. Pursuant to this arrangement, the Company paid a total of $287,000, $337,000, $215,000 to JKC for the years ended December 31, 1999, 2000 and 2001, respectively.

      In addition, the Company entered into a consulting agreement with its new majority stockholder, to provide management, financial, advisory and strategic support and analysis. The agreement expires in November 2002, or earlier if the stockholder’s ownership percentage declines to less than 40% or less than the percentage owned by management of the Company, taken as a group. Fees under this agreement were $400,000 per year and increased to $500,000 per year as of February 5, 1999, upon the Rival acquisition.

      Effective May 7, 2001, Holmes agreed to pay the Company’s majority stockholder a guarantee fee of $1.1 million as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for payment of a fee of 2.25% per annum, compounded annually, on the $40.0 million revolving credit loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility), on which portion such fee is 20% per annum, compounded annually.

      During the fourth quarter 2001, the Company’s majority stockholder purchased $36.2 million aggregate principal amount of the Company’s Senior Subordinated Notes Due 2007 on the open market. The Company repurchased these notes from the majority stockholder at the majority stockholder’s cost plus accrued interest as part of the Amended Credit Facility as fully described in Note 8.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

      Inventories are as follows:

	December 31,

	2000	2001

	(In thousands)
Finished goods	$97,375	$80,212
Raw materials	25,322	17,142
Work-in-process	7,977	6,041

	130,674	103,395
LIFO allowance	376	(200)

	$131,050	$103,195

6.	Property and Equipment

      Property and equipment are as follows:

		December 31,

	Depreciable Lives	2000	2001

		(In thousands)
Mold costs and tooling	1 1/2 – 5 years	$33,527	$37,011
Plant and machinery	7 – 10 years	38,155	39,662
Buildings and leasehold improvements	life of lease – 40 years	27,059	31,671
Equipment and computer equipment	5 – 7 years	6,862	6,049
Furniture and fixtures	5 – 10 years	6,223	5,880
Land	N/A	712	712
Motor vehicles	4 – 5 years	508	492

		113,046	121,477
Less — accumulated depreciation and amortization		45,464	52,381

		$67,582	$69,096

7.	Accrued Expenses

      Accrued expenses are as follows:

	December 31,

	2000	2001

	(In thousands)
Sales returns and allowances	$8,279	$8,939
Payroll and bonuses	5,796	6,180
Interest payable	4,416	3,286
Advertising	8,640	10,141
Other	6,214	13,782

	$33,345	$42,328

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

Senior Subordinated Notes

      In connection with the recapitalization transactions described in Note 9 and the Rival acquisition described in Note 3, THG issued $105.0 million and $31.3 million, respectively, in senior subordinated notes, maturing on November 15, 2007 (the Notes). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

      The Notes are subordinated to the Company’s other debt, including the Credit Facility (as described below). The Notes are guaranteed by THG’s current and future domestic subsidiaries (see Note 17) on a full, unconditional and joint and several basis, but are otherwise unsecured.

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

      The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG’s ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility and other enumerated exceptions). The Notes are cross-defaulted to payment defaults under the Credit Facility.

Credit Facility

      The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. This Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a revolving credit facility that matures February 5, 2005. Availability under the Credit Facility is reduced by outstanding letters of credit.

      The Company’s financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. On May 7, 2001, the Credit Facility was amended to waive the defaults, revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, the Company issued warrants to the lenders to acquire up to 5% of THG’s common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. The fair value of the warrants was $1.0 million and was recorded as a charge to interest expense during 2001. Additionally, investment funds associated with the majority stockholder agreed to provide, aggregate $43.5 million guarantee in support of the increased revolving credit commitment.

      On March 22, 2002, Holmes and the lending group under the Credit Facility agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment revised certain of the financial ration covenants for the periods ending December 31, 2001 through June 30, 2004, in order to reflect the Company’s current business plan and to accommodate the $14.1 million bad debt charge in the fourth quarter of 2001 relating to outstanding receivables from Kmart. Under the Fifth Amendment, the lenders have committed to a revolving credit loan A of $131 million and a revolving credit loan B of $40 million. Revolving credit loan B continues to be supported by the Berkshire Partners’ guarantee entered into in connection with the Fourth Amendment. Actual availability under these revolving credit facilities is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the revolving credit loan B was extended from July 1, 2002 through July 1, 2004. The maturity date of the revolving credit loan A and the tranche A term loan remain at February 5, 2005, although the availability under the revolving credit

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority in interest of the lenders. The maturity date of the tranche B term loan remains at February 5, 2007. As part of the Fifth Amendment, the applicable interest rate margins on the revolving credit loan B were reduced, while the margins on the revolving credit loan A and the tranche B term loans were increased.

      As of December 31, 2000 and 2001, the Company’s availability was $18.7 million and $63.7 million, respectively, net of outstanding letters of credit totalling $4.3 million and $4.8 million, respectively. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company’s option, plus a margin which, in the case of the tranche A term loan and a portion of the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are secured by substantially all of the Company’s domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

      In conjunction with the Fifth Amendment, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost plus accrued interest on the Notes, was approximately $12.8 million, which was funded with proceeds of the revolving credit loan B. The Notes repurchased were retired and cancelled. This will result in a gain in the first quarter of 2002. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose.

      The Credit Facility as amended, and the Notes Indentures include certain financial and operating covenants, which, among other things, restricted the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

      Long-term debt consists of the following:

	December 31,	December 31,
	2000	2001

	(In thousands)
Credit Facility, with a weighted average interest rate of 6.2% at December 31, 2001 and 10.1% at December 31, 2000, respectively	$232,425	$217,882
9 7/8% Senior Subordinated Notes, net of unamortized discount of $1.1 million at December 31, 2000 and $1.0 million at December 31, 2001	135,186	135,298

Total debt	367,611	353,180
Less current maturities	7,250	8,476

Long-term debt	$360,361	$344,704

      Aggregate maturities of long-term debt are as follows:

December 31,
2001

(In thousands)
2002	$8,476
2003	9,078
2004	8,003
2005	40,750
2006	34,714
2007 and Thereafter	252,159

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its primary lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminates March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at December 31, 2000 and 2001 was 6.66% and 1.91%, respectively, therefore the Company owed approximately $40,000 and $563,000 in the first quarter of 2001 and 2002, respectively, to the lending bank.

9.	Stockholders’ Equity

Recapitalization

      On November 26, 1997, the Company and its stockholders consummated an agreement to perform the following: (i) the stockholders of HPFEL contributed their shares of common stock, $1 par value, to THG in exchange for 2,750,741 shares of THG’s common stock, no par value, (ii) THG issued 4,718,579 shares of its common stock to outside investors and certain executive officers of the Company for approximately $15.5 million, net of related issuance costs, (iii) the Company repaid all amounts outstanding to Pentland affiliates and repaid all amounts outstanding on the Company’s trade acceptances, including accrued interest, and (iv) THG redeemed 18,620,450 shares of THG common stock held by Pentland for approximately $62.1 million. In connection with these transactions, THG issued $105.0 million of 9 7/8% Senior Subordinated Notes due in November 2007 and borrowed $27.5 million under a new Line of Credit facility, both described in Note 8.

      The transactions described above have been accounted for as a leveraged recapitalization of the Company. The Company has retained its historical cost basis of accounting, due to the significant minority shareholders which remained. The shares redeemed from Pentland have been recorded as treasury stock, at cost.

Stock Option Plan

      In connection with the recapitalization transaction described above, THG’s Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the Plan). The Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, directors, and consultants of the Company’s, except that incentive stock options may not be issued to consultants or non-employee directors. A total of 1,563,020 shares of THG’s common stock were reserved for issuance under the Plan. In order to provide for the Company’s larger size and the addition of Rival’s employees following the acquisition, the Option Plan was amended to increase the number of shares available for grant to 4,260,978. In October of 2000, the Plan was further amended to increase the number of shares available for grant to 4,460,978. In October of 2001, the Plan was again amended to increase the number of shares available for grant to 5,960,978. The exercise price and period over which options become exercisable will be determined by the Board of Directors. However, the exercise price of incentive stock options will be equal to at least 100% of the fair market value of THG’s common stock on the date of grant (110% for individuals holding more than 10% of THG’s common stock). Options will expire no later than 10 years after date of grant (5 years for individuals holding more than 10% of THG’s common stock). The Plan will expire in November 2006.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes stock option activity under the plan:

			Weighted
			Average
		Exercise Price	Exercise
	Shares	Range	Price

Outstanding as of December 31, 1998.	1,448,352	$3.50	$3.50
Granted during 1999.	2,380,404	$5.04	$5.04
Forfeited during 1999.	(161,670)	$3.50 – $5.04	$4.48

Outstanding as of December 31, 1999.	3,667,086	$3.50 – $5.04	$4.46
Granted during 2000.	843,550	$5.04	$5.04
Forfeited during 2000.	(243,730)	$3.50 – $5.04	$4.78

Outstanding as of December 31, 2000.	4,266,906	$3.50 – $5.04	$4.55
Granted during 2001.	1,544,840	$3.50	$3.50
Forfeited during 2001.	(169,750)	$3.50 – $5.04	$4.70

Outstanding as of December 31, 2001.	5,641,996	$3.50 – $5.04	$4.26

      As of December 31, 2001, options on 2,122,347 shares were exercisable at a weighted average price of $4.36 and 318,983 options were available for future grants. No options were exercised during the three year period ended December 31, 2001.

      The following table summarizes information about the 1997 Plan stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercises	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2001	Life (Years)	Price	2001	Price

$3.50	2,855,392	8.2	$3.50	934,284	$3.50
$5.04	2,786,604	7.5	$5.04	1,188,063	$5.04

	5,641,996		$4.26	2,122,347	$4.36

Stock-Based Compensation

      The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. All awards were granted with an exercise price equal to the fair value of the Company’s stock, accordingly, no compensation cost has been recognized for the Company’s stock option plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). Had compensation cost been determined based on fair value at the grant dates for awards in 1998, 1999 and 2000, consistent with the provisions of FAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below. The pro forma net income reflected below does not include a tax benefit for 2000 or 2001 as a full valuation allowance would have been provided against any such benefit.

	1999	2000	2001

	(In thousands)
Net income (loss) — as reported	$1,812	$(32,170)	$(15,555)
Net income(loss) — pro forma	1,286	(33,149)	(16,641)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted at date of grant was estimated using the Black-Sholes model with the following assumptions:

	1999	2000	2001

Weighted average expected life (years)	6.0	6.0	6.0
Weighted average interest rate	5.12%	6.17%	4.39%

      The weighted average grant date fair value of options granted during 1999, 2000 and 2001 was $1.30, $1.54 and $.80 per share, respectively.

Stockholders’ Agreement

      All of the holders of THG’s outstanding stock are subject to stockholders’ agreements. These agreements provide the Company with a right of first refusal on any proposed sales of stock to outside parties.

      Additionally, THG has certain rights to repurchase shares of Common Stock and options from employees upon their termination of employment.

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

      Income tax expense (benefit) consists of the following:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Current:
Federal	$(7,309)	$—	$—
State	115	226	357
Foreign	2,046	1,433	2,642

Total current	(5,148)	1,659	2,999

Deferred:
Federal	$2,770	$—	$—
State	92	—	—
Foreign	2,199	932	1,528

Total deferred	5,061	932	1,528

	$(87)	$2,591	$4,527

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pre-tax income (loss) is summarized as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Domestic	$(17,366)	$(45,100)	$(38,035)
Foreign	18,189	14,910	24,653

	$823	$(30,190)	$(13,382)

      The Company’s effective tax rate varies from the statutory U.S. federal tax rate as a result of the following:

	Year Ended December 31,

	1999	2000	2001

Statutory U.S. federal tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(30.1)	(6.6)	(15.4)
Foreign earnings taxed at different rates	(102.7)	(10.0)	(39.2)
Valuation allowance on deferred tax assets	16.4	57.4	122.2
Goodwill amortization	41.2	2.7	6.6
Non-deductible expenses	3.8	—	.6
Other	31.4	.3	—

Effective tax rate	(5.0)%	8.8%	39.8%

      Deferred tax assets and deferred tax liabilities are comprised of the following at December 31, 2000 and 2001:

	December 31,

	2000	2001

	(In thousands)
Deferred tax assets:
Net operating losses	$21,122	$29,001
Contribution carryover	38	54
Accrued expenses	3,097	6,116
Inventory	2,303	—
Interest limitation carryforward	964	964
Accounts receivable	9,325	12,985

Gross deferred tax assets	36,849	49,120
Deferred tax liabilities:
Inventory	—	(2,082)
Intangibles	(127)	(140)
Property and equipment	(6,991)	(5,940)
Employee pension plan	(1,169)	(838)

Net deferred tax assets before valuation allowance	28,562	40,120
Valuation allowance	(18,541)	(32,431)

Net deferred tax assets	$10,021	$7,689

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, the Company had gross net operating loss carryforwards for federal and state income tax purposes of approximately $65.9 million expiring between 2004 and 2021. The Company has increased its valuation allowance from $18,541,000 to $32,431,000 primarily related to the realizability of federal and state net operating loss carryforwards generated in the current year. The Company has recorded the balance of the deferred tax asset in the belief that it is more likely than not that it will be realized. The utilization of the net operating loss carryforwards may also be further limited in the event of a change of ownership as defined under Internal Revenue Code Section 382.

      In general, no provision has been recorded for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, as it is management’s intention that these earnings will continue to be reinvested. Total undistributed earnings of foreign subsidiaries as of December 31, 2001 are approximately $76.2 million.

11.     Leases

      The Company has various noncancellable operating leases for facilities, vehicles and office equipment that expire at various dates through 2015. Certain of these leases contain options for renewal or purchase of the underlying asset. Rent expense was approximately $7,052,000, $7,575,000 and $9,300,000 in 1999, 2000 and 2001, respectively.

      The Company signed a 15 year lease agreement for its new corporate headquarters facility and distribution center on January 7, 2000. Construction was completed and the Company moved in February 2001. The lease payments commenced September 1, 2000 for a portion of the facility and December 1, 2000 for the full facility. Yearly lease payments of $2,398,915 increase every three years by a factor of up to 6.75%.

      At December 31, 2001, future minimum rental payments under noncancellable lease arrangements are as follow(in thousands):

Operating
Leases

2002	$6,702
2003	5,750
2004	5,479
2005	4,838
2006 and thereafter	31,036

$53,805

12.     Employee Benefit Plans

      THG provides its employees with two defined contribution retirement plans under section 401(k) of the Internal Revenue Code. The first plan is The Holmes Group 401K Plan — Plant Employees. This plan is for all U.S. plant employees (except Jackson, Mississippi). Plant employees are eligible to contribute up to 15% of their compensation, which is then invested in one or more investment funds. Holmes matches 50% of the contribution per year for employees who work 1000 hours in the year and are employed as of year end.

      The second plan is The Holmes Group Savings and Investment Plan. This plan is for all salaried, hourly and clerical workers not working in the plants. Employees are eligible to contribute up to 25% of their compensation, which is then invested in one or more investment funds. The Company does not match in this plan.

      HPFEL provides its Hong Kong based employees with a defined contribution retirement plan. All Hong Kong based employees of HPFEL and Esteem Industries Ltd. may contribute 5% of their compensation, with the Company contributing an additional 5% to 7 1/2% of an employee’s compensation.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s contributions to these plans approximated $542,000, $298,000 and $261,000 in 1999, 2000 and 2001, respectively.

      As part of the acquisition as described in Note 3, THG acquired three Rival Company defined benefit pension plans: The Rival Company Jackson Plant Employees’ Retirement Plan, The Rival Manufacturing Company Clinton Plant Employees’ Retirement Plan, and The Rival Company Plan for Sales, Administrative and Clerical Employees (SAC plan). Benefits for plant employees are primarily based on years of service. Sales, administrative and clerical employees receive a retirement benefit based on final pay at retirement and years of service.

      During the first quarter of fiscal 2000, the SAC plan was amended and restated to allow the vesting of benefits for certain plan participants under a cash balance plan formula. All employees who were aged 50 with 5 years of credited service on February 28, 2000 were grandfathered under the old plan formula. The new plan was renamed The Holmes Group Retirement Benefit Accumulation Plan. Effective December 30, 2000, The Rival Company Jackson Plant Employees’ Retirement Plan and The Rival Manufacturing Company Clinton Plant Employees’ Retirement Plan were merged into the Holmes Group Retirement Benefit Accumulation Plan, but retained their respective benefit formulas. All benefits under the Plan are noncontributory. The Company’s funding policy, is consistent with the funding requirements under ERISA and the Internal Revenue Code.

      During 2001, the Company recognized $487,000 of expense in accordance with the provisions of Financial Accounting Standard Board Standard No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88). Included in the 2001 FAS 88 expense is a charge for contractual termination benefits of $235,000 offset by a curtailment gain of $220,000 primarily due to Company’s restructuring actions (see Note 3). In addition, a FAS 88 charge for a partial plan settlement of $472,000 has been recognized due to the level of lump sum benefits paid to employees during 2001.

      Information concerning the Company’s pension and other postretirement benefit plans is as follows (in thousands):

	Fiscal Year Ended

	December 31,	December 31,
	2000	2001

	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$15,421	$13,567
Service cost	563	991
Interest cost	932	1,062
Amendments	(1,190)	74
Actuarial (gain)loss	(821)	2,042
Curtailment	(195)	—
Special Termination Benefit	—	235
Settlements	—	(2,113)
Benefits paid	(1,143)	(675)

Benefit obligation at end of year	$13,567	$15,183

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	December 31,	December 31,
	2000	2001

	(In thousands)
Change in Plan Assets
Fair value of plan assets at beginning of year	$16,939	$17,349
Actual return on plan assets	1,132	295
Employer contribution	421	142
Settlements	—	(2,113)
Benefits paid	(1,143)	(675)

Fair value of plan assets at end of year	$17,349	$14,998

Funded status	3,782	(185)
Unrecognized prior service cost	(1,006)	(654)
Unrecognized net actuarial loss	333	3,067

Prepaid benefit cost	$3,109	$2,228

Weighted-Average Assumptions
Discount rate	7.50%	7.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%
Components of Net Periodic Pension Cost (Income)
Service cost	$563	$991
Interest cost	932	1,062
Expected return on plan assets	(1,514)	(1,496)
Amortization of prior service cost	(69)	(58)
Amortization of net actuarial (gain)/loss	(24)	35

Net periodic pension cost (income)	$(112)	$534

FAS 88 expense (income)	$(308)	$487

13.     Business and Credit Concentrations and Business Segments

Business and Credit Concentrations

      THG sells its products to retailers throughout the United States, Canada, Mexico and Europe. Two customers accounted for approximately 27% and 11%, respectively, of total sales in 1999 and approximately 26% and 10%, of total sales in 2000, respectively. Three customers accounted for approximately 32%, 12% and 10%, respectively, of total sales in 2001. Accounts receivable due from the three largest customers amounted to 33% and 53% of total accounts receivable at December 31, 2000 and 2001, respectively.

      Certain of THG’s retail customers have filed for bankruptcy protection during 2000 and 2001. Management monitors and evaluates the credit status of its customers, and adjusts sales terms as appropriate. The Company maintains reserves for potential credit losses based on management’s estimates of the creditworthiness of its customers. Should conditions warrant, the Company may need to increase these reserves, which may have an adverse impact on the Company’s earnings. THG has also entered into an agreement with an insurance company to insure THG’s receivables from certain pre-determined customers, up to specified limits, if the customer defaults on payment. In exchange, THG pays a semi-annual fee.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management does not believe that the Company is subject to any other unusual risks beyond the normal credit risk attendant to operating their business.

      On January 22, 2002, Kmart Corporation, a significant customer of the Company, filed a petition for voluntary bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Management has estimated and recorded an allowance for doubtful accounts of approximately $14.1 million related to the accounts receivable balances due from Kmart Corporation at December 31, 2001, which were uninsured and remained uncollected at January 22, 2002.

Business Segments

      The Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS 131), during 1998. SFAS 131 established standards for reporting information about business segments in annual financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Business segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The business segments are managed separately because each segment represents a strategic business unit whose main business is entirely different.

      The Company currently manages its operations through three business segments: consumer durables, international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot® slow cookers, toasters, ice cream freezers, can openers and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products and is considered one business segment due to the similar customer base and distribution channels. The international segment sells the Company’s products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL.

      The other category represents the divested industrial and building supply businesses that were considered a separate segment prior to 2000. The 2000 amounts represent the final shipments under supply agreements

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the purchasers of these businesses. Segment information (in thousands) is as follows for the three years ended December 31, 2001:

		Consumer					Consolidated
		Durables	Far East	International	Other	Eliminations	Totals

Net sales to customers	2001	$552,297	$21,862	$53,840	—	—	$627,999
	2000	449,378	14,427	45,717	$3,727	—	513,249
	1999	437,297	6,566	38,953	24,671	—	507,487
Intersegment net sales	2001	—	290,162	—	—	$(290,162)	—
	2000	—	219,558	—	—	(219,558)	—
	1999	—	154,501	—	—	(154,501)	—
Depreciation and amortization	2001	8,728	7,292	160	—	—	16,180
	2000	8,660	6,818	259	—	—	15,737
	1999	8,432	4,764	170	1,767	—	15,133
Net interest expense (income)	2001	37,940	(40)	—	—	—	37,900
	2000	38,650	(100)	—	—	—	38,550
	1999	33,489	(25)	—	8	—	33,472
Other operating costs	2001	540,872	286,211	52,893	—	(290,502)	589,474
	2000	443,964	211,918	47,288	6,541	(218,579)	491,132
	1999	402,541	144,678	36,240	27,802	(154,191)	457,070
Segment income (loss)	2001	(35,243)	18,561	787	—	340	(15,555)
	2000	(41,896)	15,349	(1,830)	(2,814)	(979)	(32,170)
	1999	(7,165)	11,650	2,543	(4,906)	(310)	1,812
Segment assets	2001	615,759	126,130	38,148	—	(336,442)	443,595
	2000	635,566	87,861	33,786	—	(303,344)	453,869
	1999	656,448	63,828	29,620	5,624	(299,024)	456,496
Segment capital expenditures	2001	6,769	10,203	48	—	—	17,020
	2000	10,571	17,263	507	—	—	28,341
	1999	4,212	12,534	240	628	—	17,614

      The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. The results are disaggregated using a management approach, which is consistent with the manner in which the Company’s management internally disaggregates financial information for the purposes of assisting in making internal operational decisions.

      Other operating costs include: cost of sales, operating expenses, other (income) expense, net, equity in earnings from joint venture and income taxes.

      The following information (in thousands) is summarized by geographic area:

			Canada	Consolidated
	United States	Far East	and Europe	Total

Net sales:
Year ended December 31, 1999.	$461,968	$6,566	$38,953	$507,487
Year ended December 31, 2000.	453,105	14,427	45,717	513,249
Year ended December 31, 2001.	552,297	21,862	53,840	627,999
Long-lived assets:
December 31, 2000.	43,627	30,654	775	75,056
December 31, 2001.	41,159	32,443	565	74,167

      Net sales are grouped based on the geographic origin of the transaction. Net sales in the United States include direct export sales to Europe.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s manufacturing entities in the Far East sell completed products to THG in the United States at intercompany transfer prices which reflect management’s estimate of amounts which would be charged by an unrelated third party. These sales are excluded from the above table and are eliminated in consolidation. The remaining Far East sales are to unrelated third parties.

14.     Commitments and Contingencies

      THG is a party to several agreements to license certain technologies and products. These license agreements generally provide for royalties based on sales of the related products by THG. Such royalties have not been material to date.

      In July 2001, THG entered into an exclusive license and supply agreement for certain chemical additives expiring December 31, 2002. The agreement stipulates that THG has an annual minimum purchase obligation under this agreement of $156,000 for the time period July 1, 2001 to June 30, 2002 and $50,000 for the six months ended December 31, 2002.

      In June 2000, THG entered into a trademark agreement that provides for annual minimum royalties for use of a licensed mark expiring June 30, 2003. The annual minimum royalties are on selected products sold by THG. The minimum royalties for the agreement years ended June 30, 2001, 2002 and 2003 are $179,000, $282,000 and $401,000, respectively, and are payable on a quarterly basis.

      At December 31, 2001, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $13.5 million.

      The Company is involved in litigation and is the subject of claims arising in the normal course of its business. HPFEL has a contingent liability related to potential withholding taxes (and the surcharges thereon) on rent paid to the spouse of one of the directors. Although the individual has accepted responsibility for the payment of these taxes, the Company would be accountable for these tax payments in the event that the individual did not fulfill this obligation. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company’s financial position or results of operations and cash flows.

      The Company entered into employment and non-competition agreements with its senior executives in November 1997, the original terms of which expired on December 31, 2001, but which are automatically renewable for additional annual periods. These agreements provide that if employment is terminated without cause, the employees will receive severance payments of their respective salaries for 12 months.

      Effective August 1, 2001, the Company entered into an employment and non-competition agreement with Peter J. Martin, for an initial term expiring on December 31, 2002, subject to additional annual renewal periods. This agreement provides that if Mr. Martin’s employment is terminated by Holmes without cause or by Mr. Martin for good reason (as defined therein), Mr. Martin will receive severance payments of up to 18 months’ salary, as well as a pro-rated bonus payment and certain other benefits.

      On July 24, 2001, the Company agreed to modify Mr. Rosenzweig’s employment arrangements as then in effect, to provide for additional protection in the event of termination of employment without cause, waiver of the Company’s right to repurchase his shares of common stock and stock options, and continued service as a director, among other things. On September 19, 2001, the Company further agreed to accelerate the vesting of all of Mr. Rosenzweig’s stock options upon a termination of employment, and to extend the post-termination exercise period for the full duration of the option term.

      Effective February 1, 2002, the Company entered into an amended employment and non-competition agreement with Jordan A. Kahn for a term expiring on January 31, 2003. Under this agreement Mr. Kahn’s stock and stock options will be treated substantially the same as those of Mr. Rosenzweig as described above. The agreement provides that upon termination without cause, non-renewal of the agreement, death or

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disability, Mr. Kahn will receive a lump-sum severance of $375,000 plus 25% of his base salary, as well as a pro-rated bonus payment and certain other benefits. The lump-sum severance payment, but not the other benefits, would be payable in the event of termination for cause.

15.     Distribution of Profit

      Amounts that can be distributed by HPFEL’s subsidiaries in China are based on the financial regulations of China, which differ from accounting principles generally accepted in the United States.

      HPFEL’s two Chinese operating subsidiaries, Dongguan Huixin Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd., are deemed to be wholly owned foreign enterprises and, as such, Chinese laws and regulations require these companies to transfer a certain portion of after-tax profit each year to a reserve fund and an employee bonus and welfare fund.

      The amount transferred to the reserve fund must be at least 10% of the after-tax profit each year, determined in accordance with the financial regulations of China, up to a cumulative maximum of 50% of the entity’s registered capital stock. As the Company has contributed the statutory maximum to the reserve fund, no contributions were paid in 1999, 2000 or 2001. Transfers to the staff welfare fund is voluntary and are determined by the Company’s management. No transfers were made to the employee staff welfare fund in 2001, 2000 or 1999.

      The retained earnings of these companies, including earnings attributable to the former minority stockholders, on the basis of accounting principles generally accepted in the United States, are as follows (in thousands):

	2000	2001

Dongguan Raider Motor Corp. Ltd.	$10,449	$11,261
Dongguan Huixin Electrical Products Company, Ltd.	8,872	13,386

      The currency of China, the renminbi, is not freely convertible and the ability of these subsidiaries to remit retained earnings to the parent company is dependent on their ability to generate foreign currency denominated earnings or to obtain government approval for the purchase of foreign currency.

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

      Fair values for cash and cash equivalents, accounts receivable, other receivables, income taxes receivable, accounts payable, accrued expenses, accrued income taxes and capital lease obligations approximate their carrying values at December 31, 2000 and 2001, due to their relatively short maturity. The fair values of the Company’s Credit Facility approximate its carrying values at December 31, 2001 because the interest rates on these borrowings approximate current market rates. The fair value of the Company’s Notes are approximately 40% of their carrying value, based on the repurchases of the Notes by the Company’s majority stockholder as described in Note 4.

17.     Condensed Consolidating Information

      The senior subordinated notes described in Note 8 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. (Manufacturing), Holmes Motor Corp.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Motor) and Holmes Air (Taiwan) Corp. (Taiwan), but are not guaranteed by THG’s other subsidiaries, HPFEL and Holmes Air (Canada) Corp. (Canada), or Rival’s five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Canada, Bionaire International B.V., The Rival Company of Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V. the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 15, certain of HPFEL’s subsidiaries in China have restrictions on distributions to their parent companies.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$175	$959	$1,883	—	$3,017
Accounts receivable, net	51,725	49,459	23,315	—	124,499
Inventories	51,181	52,637	32,396	$(5,164)	131,050
Prepaid expenses and other current assets	2,922	74	3,461	—	6,457
Deferred income taxes	5,300	9,911	(486)	—	14,725
Income taxes receivable	—	—	—	—	—
Due from affiliates	223,445	89	29,138	(252,672)	—

Total current assets	334,748	113,129	89,707	(257,836)	279,748

Assets held for sale	—	1,624	—	—	1,624
Property and equipment, net	5,482	30,671	31,429	—	67,582
Goodwill, net	—	83,779	—	—	83,779
Deferred income taxes	—	—	—	—	—
Deposits and other assets	21,806	3,110	511	(4,291)	21,136
Investments in consolidated subsidiaries	41,217	—	—	(41,217)	—

	$403,253	$232,313	$121,647	$(303,344)	$453,869

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	7,367	(2,261)	29,264	(4,191)	30,179
Current portion of credit facility	7,250	—	—	—	7,250
Accrued expenses	15,835	12,298	5,212	—	33,345
Accrued income taxes	(10)	2,521	2,206	—	4,717
Other current liabilities	—	—	784	—	784
Due to affiliates	6,976	221,939	23,757	$(252,672)	—

Total current liabilities	37,418	234,497	61,223	(256,863)	76,275

Credit facility	225,175	—	—	—	225,175

Long-term debt	135,186	—	—	—	135,186

Other long-term liabilities	—	—	7,055	—	7,055

Deferred income taxes	—	4,704	—	—	4,704

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	100	(100)	—
Additional paid in capital	67,915	—	—	—	67,915
Accumulated other comprehensive income	241	—	241	(241)	241
Treasury stock	(62,058)	—	—	—	(62,058)
Retained earnings (deficit)	(644)	(6,890)	53,028	(46,138)	(644)

Total stockholders’ equity (deficit)	5,474	(6,888)	53,369	(46,481)	5,474

	$403,253	$232,313	$121,647	$(303,344)	$453,869

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,083	$1,312	$4,720	—	$10,115
Accounts receivable, net	39,173	82,725	22,351	—	144,249
Inventories	34,042	49,055	24,922	$(4,824)	103,195
Prepaid expenses and other current assets	2,136	42	3,139	—	5,317
Deferred income taxes	8,578	5,065	—	—	13,643
Due from affiliates	191,656	89	71,859	(263,604)	—

Total current assets	279,668	138,288	126,991	(268,428)	276,519

Assets held for sale	—	86	—	—	86
Property and equipment, net	7,585	28,503	33,008	—	69,096
Goodwill, net	—	79,838	—	—	79,838
Deferred income taxes	—	—	—	—	—
Deposits and other assets	20,139	2,229	579	(4,891)	18,056
Investments in consolidated subsidiaries	59,423	—	3,700	(63,123)	—

	$366,815	$248,944	$164,278	$(336,442)	$443,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,906	$6,945	$30,783	$(4,891)	$36,743
Current portion of credit facility	8,476	—	—	—	8,476
Accrued expenses	19,112	16,672	6,544	—	42,328
Accrued income taxes	—	2,600	3,857	—	6,457
Other current liabilities	—	—	831	—	831
Due to affiliates	—	230,535	36,669	(267,204)	—

Total current liabilities	31,494	256,752	78,684	(272,095)	94,835

Credit facility	209,406	—	—	—	209,406

Long-term debt	135,298	—	—	—	135,298

Other long-term liabilities	—	—	7,485	—	7,485

Deferred income taxes	—	3,861	2,093	—	5,954

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,800	(3,800)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(2)	—	(160)	160	(2)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(16,199)	(11,671)	72,376	(60,705)	(16,199)

Total stockholders’ equity (deficit)	(9,383)	(11,669)	76,016	(64,347)	(9,383)

	$366,815	$248,944	$164,278	$(336,442)	$443,595

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 1999

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$216,457	$245,512	$200,019	$(154,501)	$507,487
Cost of goods sold	160,272	191,448	166,778	(154,190)	364,308

Gross profit (loss)	56,185	54,064	33,241	(311)	143,179

Operating expenses:
Selling	27,621	33,226	6,605	—	67,452
General and administrative	9,146	9,645	9,543	—	28,334
Product development	7,448	3,000	—	—	10,448
Plant closing costs	—	2,439	—	—	2,439
Amortization of goodwill and other intangible assets	—	2,634	66	—	2,700

Total operating expenses	44,215	50,944	16,214	—	111,373

Operating profit (loss)	11,970	3,120	17,027	(311)	31,806

Other income and expense:
Interest and other expense, net	33,423	74	(25)	—	33,472
Other (income) expense, net	—	(1,041)	(1,448)	—	(2,489)

Total other (income) expense	33,423	(967)	(1,473)	—	30,983

Income (loss) before income taxes and equity in income of and equity in earnings from joint venture	(21,453)	4,087	18,500	(311)	823
Income tax expense (benefit)	(3,357)	(1,037)	4,307	—	(87)

Equity in earnings from joint venture	(902)	—	—	—	(902)
Income (loss) before equity in income of consolidated subsidiaries	(17,194)	5,124	14,193	(311)	1,812
Equity in income of consolidated subsidiaries	19,006	—	—	(19,006)	—

Net income (loss)	$1,812	$5,124	$14,193	$(19,317)	$1,812

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$231,340	$221,765	$279,702	$(219,558)	$513,249
Cost of goods sold	181,075	176,398	243,996	(219,264)	382,205

Gross profit (loss)	50,265	45,367	35,706	(294)	131,044

Operating expenses:
Selling	32,322	30,362	10,837	—	73,521
General and administrative	14,426	10,451	11,107	—	35,984
Product development	8,829	2,171	—	—	11,000
Plant closing costs	—	340	—	—	340
Amortization of goodwill and other intangible assets	—	2,597	—	—	2,597

Total operating expenses	55,577	45,921	21,944	—	123,442

Operating profit (loss)	(5,312)	(554)	13,762	(294)	7,602

Other income and expense:
Interest and other expense, net	27,905	10,745	(100)	—	38,550
Other (income) expense, net	23	891	(1,672)	—	(758)

Total other (income) expense	27,928	11,636	(1,772)	—	37,792

Income (loss) before income taxes and equity in income of and equity in earnings from joint venture	(33,240)	(12,190)	15,534	(294)	(30,190)

Income tax expense (benefit)	226	350	2,015	—	2,591
Equity in earnings from joint venture	(611)	—	—	—	(611)

Income (loss) before equity in income of consolidated subsidiaries	(32,855)	(12,540)	13,519	(294)	(32,170)
Equity in income of consolidated subsidiaries	685	—	—	(685)	—

Net income (loss)	$(32,170)	$(12,540)	$13,519	$(979)	$(32,170)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$228,573	$323,724	$365,864	$(290,162)	$627,999
Cost of goods sold	184,433	244,918	323,421	(290,502)	462,270

Gross profit (loss)	44,140	78,806	42,443	340	165,729

Operating expenses:
Selling	28,473	30,011	10,992	—	69,476
General and administrative	14,587	32,228	10,267	—	57,082
Product development	5,179	5,843	—	—	11,022
Plant closing costs	—	550	—	—	550
Restructuring costs	—	1,194	—	—	1,194
Amortization of goodwill and other intangible assets	—	2,494	—	—	2,494

Total operating expenses	48,239	72,320	21,259	—	141,818

Operating profit (loss)	(4,099)	6,486	21,184	340	23,911

Other income and expense:
Interest and other expense, net	27,698	10,242	(40)	—	37,900
Other (income) expense, net	945	259	(1,812)	—	(608)

Total other (income) expense	28,643	10,501	(1,852)	—	37,292

Income (loss) before income taxes and equity in income of and equity in earnings from joint venture	(32,742)	(4,015)	23,036	340	(13,381)

Income tax expense (benefit)	74	766	3,688	—	4,528
Equity in earnings from joint venture	(2,354)	—	—	—	(2,354)

Income (loss) before equity in income of consolidated subsidiaries	(30,462)	(4,781)	19,348	340	(15,555)
Equity in income of consolidated subsidiaries	14,907	—	—	(14,907)	—

Net income (loss)	$(15,555)	$(4,781)	$19,348	$(14,567)	$(15,555)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

	(Dollars in thousands)
Year Ended December 31, 1999
Net cash provided by operating activities	$(39,278)	$33,563	$12,845	$7,130

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(279,571)	—	—	(279,571)
Contribution in joint venture	(25)	—	—	(25)
Proceeds from sale of assets held for sale and business divestitures	—	23,787	—	23,787
Distribution in earnings from joint venture	138	—	—	138
Purchases of property and equipment	(1,700)	(3,140)	(12,774)	(17,614)
Cash received from joint venture partners	—	—	2,252	2,252

Net cash used for investing activities	(281,158)	20,647	(10,522)	(271,033)

Cash flows from financing activities:
Net repayment of line of credit	(10,000)	—	—	(10,000)
Issuance of common stock	50,400	—	—	50,400
Borrowings of long-term debt, net of issuance costs	27,329	—	—	27,329
Borrowings on credit facility, net of issuance costs	198,704	—	—	198,704
Principle payments on capital lease obligations	—	—	(604)	(604)
Debt issuance costs	(658)	—	—	(658)
Other net activity with Parent	53,308	(52,942)	(366)	—

Net cash used for financing activities	319,083	(52,942)	(970)	265,171
Net increase in cash and cash equivalents	(1,353)	1,268	1,353	1,268
Cash and cash equivalents, beginning of period	1,545	(473)	4,307	5,379

Cash and cash equivalents, end of period	$192	$795	$5,660	$6,647

Year Ended December 31, 2000
Net cash provided by operating activities	$(4,170)	$(10,286)	$8,935	$(5,521)

Cash flows from investing activities:
Proceeds from sale of assets held for sale and business divestitures	701	4,052	—	4,753
Distribution in earnings from joint venture	1,375	—	—	1,375
Purchases of property and equipment	(3,376)	(7,195)	(17,770)	(28,341)
Cash received from joint venture partners	—	—	1,893	1,893

Net cash used for investing activities	(1,300)	(3,143)	(15,877)	(20,320)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

	(Dollars in thousands)
Cash flows from financing activities:
Borrowings on credit facility, net of issuance costs	22,350	—	—	22,350
Principle payments on capital lease obligations	—	—	(139)	(139)
Other net activity with Parent	(16,897)	13,593	3,304	—

Net cash used for financing activities	5,453	13,593	3,165	22,211

Net increase in cash and cash equivalents	(17)	164	(3,777)	(3,630)
Cash and cash equivalents, beginning of period	192	795	5,660	6,647

Cash and cash equivalents, end of period	$175	$959	$1,883	$3,017

Year Ended December 31, 2001
Net cash provided by operating activities	$8,352	$37,900	$(10,002)	$36,250

Cash flows from investing activities:
Proceeds from sale of assets held for sale and business divestitures	—	2,228	—	2,228
Distribution in earnings from joint venture	1,876	—	—	1,876
Purchases of property and equipment	(3,890)	(2,879)	(10,251)	(17,020)
Cash received from joint venture partners	—	—	700	700

Net cash used for investing activities	(2,014)	(651)	(9,551)	(12,216)
Cash flows from financing activities:
Borrowings (repayments) on credit facility, net of issuance costs	(14,543)	—	—	(14,543)
Principle payments on capital lease obligations	—	—	—	—
Debt issuance costs	(2,393)	—	—	(2,393)
Other net activity with Parent	14,506	(36,896)	22,390	—

Net cash used for financing activities	(2,430)	(36,896)	22,390	(16,936)

Net increase in cash and cash equivalents	3,908	353	2,837	7,098
Cash and cash equivalents, beginning of period	175	959	1,883	3,017

Cash and cash equivalents, end of period	$4,083	$1,312	$4,720	$10,115

SCHEDULE II

THE HOLMES GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions			Deductions

	Balance at	Charged to	Charged		Write-off of	Balance
	Beginning	Costs and	to Other		Uncollectible	at End
	of Period	Expenses	Accounts	Acquisition	Accounts	of Period

Allowance for doubtful accounts:
Year ended December 31, 1999	$719	$1,297	—	$7,740	$710	$9,046
Year ended December 31, 2000	9,046	4,543	—	—	3,967	9,622
Year ended December 31, 2001	9,622	15,219	—	—	6,639	18,202

		Additions

			Net	Deductions
			Operating
		Charged to	Losses	Net
	Balance at	Income	Without	Operating	Charged	Balance
	Beginning	Tax	Tax	Losses	to Other	at End
	of Period	Expense	Benefit	Utilized	Accounts	of Period

Deferred tax valuation allowance:
Year ended December 31, 1999	$1,367	$283	—	—	—	$1,650
Year ended December 31, 2000	1,650	16,891	—	—	—	18,541
Year ended December 31, 2001	18,541	13,890	—	—	—	32,431

	Additions
			Deductions
	Balance at	Charged to			Balance
	Beginning	Costs and		Write-off	at End
	of Period	Expenses	Acquisition	of Inventory	of Period

Inventory obsolescence reserve:
Year ended December 31, 1999	$3,917	$9,356	$10,082	$12,423	$10,932
Year ended December 31, 2000	10,932	17,347	—	9,854	18,425
Year ended December 31, 2001	18,425	1,667	—	9,780	10,312

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth certain information with respect to our directors and executive officers. The directors are elected annually by the stockholders. Pursuant to the terms of a Stockholders’ Agreement entered into in connection with the 1997 recapitalization transactions, the stockholders have agreed to vote in favor of the election of the persons named as directors below.

Name	Age	Position

Jordan A. Kahn	60	Chairman of the Board of Directors
Peter J. Martin	46	President, Chief Executive Officer and Director
Gregory F. White	38	Executive Vice President, Sales and Marketing and Director
John M. Kelliher	50	Senior Vice President and Chief Financial Officer
(Tommy) Woon Fai Liu	49	Managing Director of Holmes’ Far East Operations and Director
Louis F. Cimini	47	Senior Vice President — Human Resources and Organization Performance
Richard K. Lubin	55	Director
Randy Peeler	37	Director
Stanley Rosenzweig	37	Director
Fred J. Musone	57	Director (Nominee)

      Jordan A. Kahn, Holmes’ founder and Chairman of the Board of Directors, had served as President and Chief Executive Officer and a director since Holmes’ organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer’s representative representing small electric personal appliance manufacturers, including the Company, to retailers across the Northeast.

      Peter J. Martin joined the Company in August 2001 as President and Chief Executive Officer. Prior thereto, he was Group President Home Décor business for Newell Rubbermaid, a NYSE-listed housewares company, since November 2000. From December 1997 through October 2000 he was President of Newell Window Fashions Europe. From May 1994 to November 1997 he was Vice President — Group Controller.

      Gregory F. White has served as Executive Vice President, Sales and Marketing since 1995, and from 1993 to 1995 as Vice President Marketing. He became a director of Holmes in 1997. Mr. White served as Account Supervisor at Ammirati & Puris, an advertising agency, from 1992 to 1993 and as Account Manager at the advertising agency D’Arcy, Masius, Benton & Bowles from 1991 to 1992.

      John M. Kelliher, Senior Vice President and Chief Financial Officer, joined Holmes in February 2002 from The Stride Rite Corporation, a NYSE-listed footwear marketer, where he spent twenty years in a number of financial management positions, including Chief Financial Officer and Treasurer from February 1998 to April 2001 and Vice President — Finance and Treasurer from February 1993 to January 1998.

      (Tommy) Woon Fai Liu became Managing Director of Holmes’ Far East operations upon the closing of the 1997 recapitalization transactions. From 1993 to 1997, Mr. Liu served as Chief Financial Officer and Executive Director of Asco General Supplies Far East Limited, a subsidiary of Pentland Group plc, our former majority stockholder, as well as Executive Director of Holmes Far East since 1994. From 1989 to 1993, Mr. Liu was Finance Director for Johnson & Johnson Hong Kong. He became a director of Holmes during 1999.

      Louis F. Cimini joined Holmes in December 1999 from CGU, an insurance company, where he was Vice President of Human Resources for two years. Prior to joining CGU, Mr. Cimini spent nine years with PHH (now Cendant Mobility), a Fortune 500 corporate services organization, as Senior Vice President of Human

Resources and Quality, where he lead the human resources elements of restructuring and re-engineering during several acquisitions.

      Richard K. Lubin is a Managing Director of Berkshire Partners, which he co-founded in 1986. He became a director of Holmes in 1997, and has been a director of many of Berkshire’s manufacturing, retailing and transportation investments, including, among others, U.S. Can Corporation and English Welsh & Scottish Railway, Ltd.

      Randy Peeler is a Managing Director of Berkshire Partners, where he has been employed since 1996. From 1994 to 1996, he was responsible for new business ventures at Health Advances, a healthcare industry consulting firm. From 1993 to 1994, he served as Chief of Staff to the Assistant Secretary for Economic Policy at the U.S. Department of the Treasury. Prior to that, he was a consultant with Cannon Associates. Mr. Peeler became a director of Holmes in 1997, and also serves as a director of Casella Waste Systems, Inc. and Weigh-Tronix, LLC.

      Stanley Rosenzweig served with Holmes from 1991 until December 2001, initially as Vice President — Operations, and from 1993 until December 2001, as Chief Operating Officer and a director. Mr. Rosenzweig resigned from the Company in December 2001, but will continue to serve as a director of the Company.

      Fred J. Musone has been nominated to join the Holmes Board of Directors upon the annual stockholders’ meeting to be held in April 2002. Mr. Musone is currently a consultant with several companies in the automotive industry. From 1995 to 1998 he was President of Morton Auto Safety Products, the world’s largest manufacturer of air bag modules and inflators. Prior to that, Mr. Musone spent over 25 years at Federal Mogul, a worldwide automotive parts supplier, in various executive and senior management positions.

Item 11.     Executive Compensation

Summary

      The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by Holmes to the Chief Executive Officer and certain other persons who served as executive officers during the fiscal year ended December 31, 2001.

		Annual Compensation			Long-Term Compensation

Name and				Other Annual	Stock Option	All Other
Principal Position		Salary	Bonus	Compensation(1)	Shares	Compensation(2)

Jordan A. Kahn	2001	$501,430	$115,000	$15,600	—	$—
Chairman of the	2000	501,986	—	15,600	—	—
Board of Directors	1999	488,804	112,500	15,600	490,538	—
Peter J. Martin	2001	178,200	89,100	60,765 (3)	1,000,000	—
President and Chief Executive Officer
Stanley Rosenzweig	2001	376,678	86,250	15,600	—	—
Chief Operating Officer	2000	377,250	—	15,600	—	—
	1999	353,441	112,500	15,600	367,903	4,800
Gregory F. White	2001	317,217	71,760	11,400	—	—
Executive Vice President	2000	321,006	—	10,200	—	—
Sales and Marketing	1999	277,638	112,500	10,200	367,903	4,800
(Tommy) Woon Fai Liu	2001	260,000	59,800	44,701	—	—
Managing Director of	2000	260,000	—	44,701	—	—
Holmes Far East	1999	250,000	112,500	43,701	50,000	—

(1)	Primarily represents automobile allowance, annual living expense allowance or annual lease payments on automobile provided by Holmes.

(2)	Represents Holmes’ matching contribution under its 401(k) plan.

(3)	Represents the payment of a signing bonus and related relocation expenses in connection with joining the Company in August 2001.

Option Grants in Last Fiscal Year

      The following table describes stock options granted during 2001 to the executive officers set forth in the Summary Compensation Table above.

					Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rate of
	Securities	Total Options			Stock Price Appreciation
	Underlying	Granted to			for Option Term ($)(2)
	Options	Employees	Exercise	Expiration
Name	Granted (#)(1)	in 2001	Price ($/Sh)	Date	5%	10%

Peter J. Martin	1,000,000	64.7%	$3.50	11-30-11	2,200,000	5,580,000

(1)	These options to purchase Holmes’ common stock were granted under Holmes’ 1997 Stock Option Plan. Approximately one-half of each option grant consists of “incentive stock options”, vesting over a five-year period. The remaining options are non-qualified options whose vesting is tied to a specific target price for Holmes’ common stock.

(2)	Net gains from potential stock option exercises are estimated based on assumed rates of stock price appreciation over the option term as set forth in rules promulgated by the Securities and Exchange Commission, and are not intended to forecast future appreciation of Holmes’ common stock. The actual net gains, if any, are dependent on the actual future performance of the common stock, for which there is currently no public market.

Aggregated Option Exercises and Fiscal Year End Values

      The following table sets forth certain information concerning the number and value of unexercised options to purchase Holmes’ common stock at December 31, 2001.

			Number of Shares Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money
	Shares		Year-End (#)		Options ($)(2)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

Jordan A. Kahn	—	—	403,545	384,710	—	—
Peter J. Martin	—	—	—	1,000,000	—	—
Stanley Rosenzweig	—	—	665,620	—	—	—
Gregory F. White	—	—	325,991	339,629	—	—
(Tommy) Woon Fai Liu	—	—	56,000	54,000	—	—

(1)	Includes non-qualified options whose vesting is tied to specific Holmes performance measures.

(2)	Represents the assumed value of shares of Holmes’ common stock covered by outstanding options, less the aggregate option exercise price. There is currently no public market for Holmes’ common stock. An independent valuation was made of the common stock during 2001 that valued the common stock at $3.50 per share. This value was used in setting all of the option grants during 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of Holmes’ common stock. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated.

		Percent of
	Number	Outstanding
Name and Address of Beneficial Owner(1)	of Shares	Shares(2)

Berkshire Fund IV, Limited Partnership(3)	15,052,594	74.0%
Berkshire Fund V, Limited Partnership
c/o Berkshire Partners LLC One Boston Place Boston, MA 02108
Jordan A. Kahn(4)	2,954,158	14.1
Bain Securities, Inc.(5)	1,028,214	5.1
c/o Bain Capital, Inc. 111 Huntington Avenue Boston, MA 02199
Peter J. Martin	—	*
Stanley Rosenzweig(4)	951,516	4.5
Gregory F. White(4)	630,654	3.0
(Tommy) Woon Fai Liu(4)	212,203	1.0
Richard Lubin(6)	15,052,594	74.0
Randy Peeler(6)	15,052,594	74.0
All current directors and executive officers as a group (9 persons)(7)	19,811,125	89.6

*	Less than 1.0%

(1)	Unless otherwise specified, the address of each person is c/o The Holmes Group, Inc., One Holmes Way, Milford, MA 01757.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and reflects general voting power and/or investment power with respect to securities. In addition to the 20,331,567 shares of common stock outstanding as of the date hereof, shares of common stock subject to options or warrants exercisable within 60 days are deemed outstanding.

(3)	Includes shares held by various investment entities affiliated with Berkshire Partners LLC.

(4)	Includes shares which may be held by family members or affiliates. Includes the following shares subject to vested stock options: Mr. Kahn - 561,197 shares; Mr. Rosenzweig - 665,620 shares; Mr. White - 459,116 shares; and Mr. Liu - 78,000 shares. With respect to Mr. Kahn, includes 189,472 shares held in trust for employees of the Company as to which Mr. Kahn is voting trustee. Mr. Kahn disclaims beneficial ownership of such shares.

(5)	Includes shares held by affiliated investment entities.

(6)	This person is affiliated with Berkshire Partners LLC and may be deemed to have a beneficial interest in certain of the shares held by its affiliates. This person disclaims beneficial ownership of shares in which he has no pecuniary interest.

(7)	Includes stock options and voting trust shares referred to in Note 4 and the shares referred to in Note 6, as well as an additional 10,000 option shares.

Item 13.     Certain Relationships and Related Transactions

      Pursuant to a letter agreement dated December 10, 1998 with two investment funds affiliated with Berkshire Partners (the Letter Agreement), Berkshire Partners received a fee of $2.0 million from Holmes as of the closing of the Rival acquisition. Pursuant to a Management Agreement (the Management Agreement),

entered into in November 1997 in connection with the 1997 Transactions, Berkshire Partners received a $1.5 million fee from Holmes and an annual fee of $400,000 per year for the provision of management and advisory services. The Letter Agreement increased the annual management fee to $500,000 following the closing of the Rival acquisition. The Management Agreement will be in effect until November, 2002, provided that the Management Agreement will terminate on the later of the first date that (i) Berkshire Partners owns less than 40.0% of Holmes’ common stock on a fully diluted basis, and (ii) Berkshire Partners owns fewer common shares than the members of Holmes’ management, taken as a group, or fewer shares than any other single stockholder. Berkshire Partners is also entitled to designate two of Holmes’ directors and has the right, at its election, to increase the size of the Board of Directors and the number of directors designated by it by an additional two directors. From time to time, Holmes may pay additional consulting or other fees to Berkshire Partners.

      Effective May 7, 2001, Holmes agreed to pay the two investment funds affiliated with Berkshire Partners a guarantee fee as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. Payment of these fees is subordinated to our obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for payment of a fee of 2.25% per annum, compounded annually, on the $40.0 million revolving credit loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility), on which portion such fee is 20% per annum, compounded annually.

      During 2001, investment funds affiliated with Berkshire Partners purchased the Company’s Senior Subordinated Notes Due 2007 on the open market. They purchased approximately $36.2 million principal amount of bonds, which the Company purchased from the Berkshire Partners funds at cost plus accrued interest (approximately $12.8 million) as part of the Fifth Amendment to the Credit Facility as fully described in Note 8 of Notes to Consolidated Financial Statements under Item 8 of this Report.

      Since its inception in 1982, Holmes has retained Jordan Kahn Co., Inc. (JKC), a corporation owned by Jordan A. Kahn, to serve as a sales representative for Holmes in the northeastern United States. Pursuant to a representation agreement between Holmes and JKC, Holmes has agreed to pay to JKC a commission on net sales to JKC’s customers in its territory, which fee is the same fee paid by Holmes to other unaffiliated sales representative organizations representing Holmes in other territories throughout the United States. Pursuant to this arrangement, Holmes paid a total of $287,000, $337,000 and $215,000 to JKC for the years ended December 31, 1999, 2000 and 2001, respectively.

      In connection with the November 1997 recapitalization transactions, Holmes purchased a portion of the shares of common stock of Holmes beneficially owned by an affiliate of Pentland, its former majority stockholder. At this time, Holmes entered into new employment agreements with Messrs. Kahn, Rosenzweig, White and Liu, and made certain payments to Messrs. Kahn, Rosenzweig and White in connection with the 1997 transactions. The agreements with Messrs. Kahn and Rosenzweig were modified during fiscal 2001, and Holmes entered into an employment agreement with Peter Martin in connection with his joining Holmes in August 2001. The material terms of these employment agreements are described above in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this Report.

      In connection with the Rival acquisition, Holmes retained an affiliate of Bain Securities, Inc., a stockholder of Holmes, to perform acquisition consulting services, for which Holmes paid approximately $300,000 during 1998 and approximately $1,925,000 during 1999. Approximately $500,000 of the 1999 fees were paid in the form of 99,222 shares of Holmes’ common stock. The Company also paid $350,000 for professional fees related to the divestiture of Rival’s commercial and industrial and pump division business assets during 1999. The remaining fees were paid in connection with the acquisition and for other general consulting services.

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

      (b) Reports on Form 8-K:

      We filed a Current Report on Form 8-K reporting the sale of the Pollenex division as of January 14, 2002.

      (c) Exhibits:

Exhibit
Number	Description

3.1	Articles of Organization (as amended) of The Holmes Group, Inc. f/k/a Holmes Products Corp.(1)
3.2	Articles of Organization of Holmes Manufacturing Corp.(1)
3.3	Articles of Organization of Holmes Air (Taiwan) Corp.(1)
3.4	Certificate of Incorporation of Holmes Motor Corp.(4)
3.5	Restated Certificate of Incorporation (as amended) of The Rival Company(4)
3.6	Certificate of Incorporation (as amended) of Rival Consumer Sales Corporation(4)
3.7	Bylaws (as amended) of The Holmes Group, Inc. f/k/a Holmes Products Corp.(1)
3.8	By-laws of Holmes Manufacturing Corp.(1)
3.9	By-laws of Holmes Air (Taiwan) Corp.(1)
3.10	By-laws of Holmes Motor Corp.(4)
3.11	By-laws of The Rival Company(4)
3.12	By-laws of Rival Consumer Sales Corporation(4)
4.1	Stockholders’ Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
4.2	Registration Rights Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
4.3	Indenture dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and State Street Bank and Trust Company(1)
4.4	Form of Senior Subordinated Notes due 2007 — (Included in Exhibit 4.3)(1)
4.5	Form of Note Guaranty — (Included in Exhibit 4.3)(1)
4.6	First Supplemental Indenture and Guarantee dated October 14, 1998 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp. and State Street Bank and Trust Company(4)
4.7	Indenture dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., The Rival Company, Patton Electric Company, Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company(3)

Exhibit
Number	Description

4.8	First Amendment to Registration Rights Agreement dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(4)
4.9	First Amendment to Stockholders’ Agreement dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(4)
4.10	Second Supplemental Indenture and Guarantee dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., Moriarty Acquisition Corp., The Rival Company, Patton Electric Company, Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company(4)
10.1	Stock Purchase and Redemption Agreement dated as of October 27, 1997, as amended as of November 25, 1997, among Asco Investments Ltd., Jordan A. Kahn, The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Products (Far East) Limited and Holmes Acquisition LLC(1)
10.2	Stock Purchase Agreement dated as of October 27, 1997 among Jordan A. Kahn and Holmes Acquisition LLC(1)
10.3	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Jordan A. Kahn (superceded by Exhibit 10.27)(1)
10.4	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Stanley Rosenzweig(1)
10.5	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Gregory F. White(1)
10.6	Employment Agreement dated November 16, 1997 among Holmes Products (Far East) Limited and (Tommy) Woon Fai Liu(1)
10.7	The Holmes Group, Inc. f/k/a Holmes Products Corp. Amended and Restated 1997 Stock Option Plan(4)
10.8	The Holmes Group, Inc. f/k/a Holmes Products Corp. Employee Stock Purchase Plan(4)
10.9	Agreement and Plan of Merger dated December 17, 1998, by and among The Holmes Group, Inc. f/k/a Holmes Products Corp., Moriarty Acquisition Corp. and The Rival Company(2)
10.10	Confidentiality Agreement dated October 1, 1998, by and between The Holmes Group, Inc. f/k/a Holmes Products Corp. and BancAmerica Securities, Inc., on behalf of The Rival Company(2)
10.11	Purchase Agreement dated as of January 29, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., BancBoston Robertson Stephens Inc. and Lehman Brothers Inc.(2)
10.12	Investors Subscription Agreement dated February 5, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain investors(3)
10.13	Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Moriarty Acquisition Corp., The Rival Company, Holmes Products (Far East) Limited, Esteem Industries Limited, Raider Motor Corporation, Holmes Products (Europe) Limited, Bionaire International B.V., Patton Electric Hong Kong, Limited, and The Rival Company of Canada, Ltd., BankBoston, and the other lending institutions party thereto, BankBoston, N.A. as Administrative Agent and Lehman Commercial Paper Inc. as Documentation Agent, with BancBoston Robertson Stephens Inc. as Syndication Agent and Arranger and Lehman Brothers Inc. as Co-Arranger(3)
10.14	Asset Purchase Agreement dated October 1, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp., The Rival Company and Sta-Rite Industries(5)

Exhibit
Number	Description

10.15	Agreement of Purchase and Sale of Assets dated December 21, 1999 by and among The Holmes Group, Inc., The Rival Company, Patton Building Products, Inc., Patton Electric Company, Inc. and The Marley Company(6)
10.16	Employee Stockholders’ Agreement dated April 23, 1998(7)
10.17	Voting Trust Agreement dated April 23, 1998(7)
10.18	Lease Agreement between The Holmes Group, Inc. and ACRE HPC, LLC dated as of January 7, 2000(8)
10.19	Form of Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 30, 2000 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(9)
10.20	Amendment to Lease Agreement between The Holmes Group, Inc. and ACRE HPC, LLC dated as of December 21, 2000(10)
10.21	Form of Forbearance Agreement and Third Amendment dated as of April 13, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(10)
10.22	Form of Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Waiver dated as of May 7, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(10)
10.23	Form of Warrant Purchase Agreement and Common Stock Purchase Warrant dated as of May 7, 2001 by and among The Holmes Group, Inc. and the lenders party thereto, as investors(10)
10.24	Form of Co-Sale Agreement dated as of May 7, 2001 by and among The Holmes Group, Inc., certain affiliates of Berkshire Partners LLC, and the lenders party thereto, as investors(10)
10.25	Executive Employment and Non-Competition Agreement dated August 1, 2001 between The Holmes Group, Inc. and Peter J. Martin(11)
10.26	Agreement of Purchase and Sale of Assets relating to the Pollenex division dated January 11, 2002, among The Holmes Group, Inc., The Rival Company, and Conair Corporation(12)
10.27	Executive Employment and Non-Competition Agreement dated February 1, 2002 between The Holmes Group, Inc. and Jordan A. Kahn(13)
10.28	Form of Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 22, 2002 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(13)
10.29	Letter agreement regarding guaranty fees dated March 22, 2002 by and among The Holmes Group, Inc., its subsidiaries party thereto, and certain affiliates of Berkshire Partners LLC(13)
21.1	Subsidiaries of Registrant(10)
23.1	Consent of PricewaterhouseCoopers LLP(13)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-44473).

(2)	Incorporated by reference to the Registrant’s Tender Offer Statement on Schedule 14D-1 dated December 23, 1998, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 5, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 8, 1999.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 1999.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-77905).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2002.

(13)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOLMES GROUP, INC.

By:	/s/ PETER J. MARTIN

Peter J. Martin, President,
Chief Executive Officer

Dated: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. MARTIN Peter J. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

/s/ JOHN M. KELLIHER John M. Kelliher	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ JORDAN A. KAHN Jordan A. Kahn	Chairman of the Board of Directors	March 29, 2002

/s/ GREGORY F. WHITE Gregory F. White	Executive Vice President Sales and Marketing and Director	March 29, 2002

/s/ RICHARD LUBIN Richard Lubin	Director	March 29, 2002

/s/ RANDY PEELER Randy Peeler	Director	March 29, 2002

/s/ (TOMMY) WOON FAI LIU (Tommy) Woon Fai Liu	Director	March 29, 2002

/s/ STANLEY ROSENZWEIG Stanley Rosenzweig	Director	March 29, 2002