Form 10-Q
period 2002-03-31
HOLMES GROUP INC
filed 2002-05-15
CIK 1052490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

YES [X]   NO [ ]

THE HOLMES GROUP, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

		PAGE
PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	CONSOLIDATED BALANCE SHEET AT

	DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)	3

	CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR

	THE THREE MONTHS ENDED MARCH 31, 2001 AND

	MARCH 31, 2002	4

	CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE

	THREE MONTHS ENDED MARCH 31, 2001 AND

	MARCH 31, 2002	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

PART II.	OTHER INFORMATION	25

	SIGNATURES	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HOLMES GROUP, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)

	DECEMBER 31,	MARCH 31,
	2001	2002 (UNAUDITED)

ASSETS

Current assets:

Cash and cash equivalents	$10,115	$5,351

Accounts receivable, net of allowance of $18,202 and $17,232 respectively	144,249	95,606

Inventories	103,195	108,209

Prepaid expenses and other current assets	5,317	6,656

Deferred income taxes	13,643	13,643

Total current assets	276,519	229,465

Assets held for sale	86	6,288

Property and equipment, net	69,096	59,641

Goodwill, net	79,838	79,838

Deposits and other assets	4,985	5,146

Debt issuance costs, net	13,071	15,701

	$443,595	$396,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$36,743	$42,578

Current portion of credit facility	8,476	8,628

Accrued expenses	42,328	45,824

Accrued income taxes	6,457	6,829

Other current liabilities	831	807

Total current liabilities	94,835	104,666

Credit facility	209,406	159,864

Long-term debt	135,298	99,482

Other long-term liabilities	7,485	7,266

Deferred income taxes	5,954	5,964

Commitments and contingencies
Stockholders’ equity (deficit):

Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 20,302,995 shares at December 31, 2001 and March 31, 2002	20	20

Additional paid in capital	68,874	68,874

Accumulated other comprehensive income	(2)	140

Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)

Retained earnings (deficit)	(16,199)	11,879

Total stockholders’ equity (deficit)	(9,383)	18,837

	$443,595	$396,079

         The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2001	2002

Net sales	$125,217	$117,342

Cost of goods sold	93,858	88,892

Gross profit	31,359	28,450

Operating expenses:

Selling	14,196	12,043

General and administrative	8,345	10,727

Product development	2,566	2,363

Restructuring costs	—	1,787

Amortization of goodwill	650	—

Total operating expenses	25,757	26,920

Operating profit	5,602	1,530

Other (income) and expense:

Interest expense	9,336	7,956

Other (income) expense, net	44	(10,091)

	9,380	(2,135)

Income (loss) before income taxes, equity in earnings from joint venture and extraordinary item	(3,778)	3,665

Income tax expense (benefit)	1,264	(1,425)

Equity in earnings from joint venture	616	600

Income (loss) before extraordinary item	(4,426)	5,690

Extraordinary gain	–-	22,388

Net income (loss)	$(4,426)	$28,078

         The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 31, 2001	MARCH 31, 2002

Cash flows from operating activities:

Net income (loss)	$(4,426)	$28,078

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	4,011	3,302

Amortization of debt issuance costs, discounts and other non-cash interest expense	753	1,432

Provision for doubtful accounts	171	285

Gain on disposal of assets	(559)	—

Gain on sale of business	–-	(9,088)

Extraordinary gain	–-	(22,388)

Deferred income taxes	(24)	(2,594)

Restructuring and asset impairment charges	—	1,687

Changes in operating assets and liabilities:

Accounts receivable	14,383	47,880

Inventories	(4,030)	(9,512)

Prepaid expenses and other current assets	(606)	1,265

Deposits and other assets	2,847	(3,011)

Accounts payable	5,013	5,592

Accrued expenses	(108)	698

Accrued income taxes	1,299	372

Net cash provided by operating activities	18,724	43,998

Cash flows from investing activities:

Proceeds from sale of business	—	15,100

Distribution of earnings from joint venture	—	478

Purchases of property and equipment	(5,256)	(1,736)

Cash received from joint venture partner, net	420	—

Net cash provided by (used for) investing activities	(4,836)	13,842

Cash flows from financing activities:

Repayments of credit facility, net of issuance costs	(14,113)	(49,390)

Redemption of long-term debt	–-	(11,549)

Debt issuance costs	—	(1,579)

Net cash used for financing activities	(14,113)	(62,518)

Effect of exchange rate changes on cash	(136)	(86)

Net decrease in cash and cash equivalents	(361)	(4,764)

Cash and cash equivalents, beginning of period	3,017	10,115

Cash and cash equivalents, end of period	$2,656	$5,351

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,673	$2,098

Cash paid for income taxes	$54	$182

         The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1. NATURE OF BUSINESS

The Holmes Group, Inc. (“THG”), along with its wholly-owned subsidiary, The Rival Company (“Rival”) and its subsidiaries, designs, develops, manufactures, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances and lighting products, to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia.

Holmes Products (Far East) Limited (“HPFEL”) and its subsidiaries manufacture, source and sell consumer durable goods, including fans, heaters and humidifiers and kitchen electrics, mainly to THG. HPFEL operates facilities in Hong Kong, Taiwan and The People’s Republic of China.

HPFEL is a wholly-owned subsidiary of THG. Prior to the 1997 recapitalization transaction in which THG’s current majority shareholders invested in THG, THG and HPFEL were both directly or indirectly 80%-owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc (“Pentland”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Consolidation

The accompanying unaudited financial statements include the accounts of THG and its wholly-owned subsidiaries, Rival, HPFEL, Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and Holmes Motor Corp. The accompanying unaudited financial statements also include the accounts of Rival’s direct and indirect wholly-owned subsidiaries, Bionaire International B.V., Patton Electric (Hong Kong) Limited, Rival Consumer Sales Corporation, The Holmes Group Canada, Ltd., Rival de Mexico S.A. de C.V. and HPFEL’s wholly-owned subsidiaries, Esteem Industries Ltd., Raider Motor Corp., Dongguan Huixin Electrical Products Company, Ltd., Holmes Products (Europe) Ltd., Dongguan Holmes Products Ltd. and Dongguan Raider Motor Corp. Ltd. All significant inter-company balances and transactions have been eliminated.

THG and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the “Company.”

Recent Accounting Principles

In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combinations.” The provisions of FAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that upon adoption of FAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.

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

Application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. For the three months ended March 31, 2001, the Company’s net loss, adjusted for $.6 million of amortization expense recorded in the consolidated statement of operations which is no longer being amortized in accordance with the provisions of FAS 142, is approximately $3.8 million. In connection with the adoption of FAS 142, the Company does not expect to record any reclassifications to its goodwill balance. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company has until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company expects to complete both steps of the goodwill impairment test during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Impairment losses recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As of March 31, 2002, the Company had goodwill of approximately $80 million which is subject to the transitional goodwill impairment test. The Company has identified its reporting units, and is in the process of allocating goodwill, other assets and liabilities to those reporting units. The Company’s reporting units which include a recorded goodwill balance, are home environment and kitchen. These reporting units are recorded within the consumer durables segment as reported in Note 8. Because of the level of effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impairment charge that the Company will record upon finalization of the FAS 142 implementation provisions.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 were adopted by the Company as of the beginning of fiscal year 2002 with no material effect on the consolidated financial statements.

In November 2001, FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting as of January 1, 2002, and reclassified as deductions from net sales approximately $2.0 million of selling expenses which were previously classified as selling expenses in the consolidated statement of operations for the three months ended March 31, 2001.

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS No. 145”) in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS No. 4”), FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (“FAS No. 64”) and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases” (“FAS No. 13”) and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for THG related to the rescission of FAS No. 4 and FAS No. 64 on January 1, 2003. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. THG is currently evaluating the effect of implementing FAS No. 145.

3. DIVESTITURES

Subsequent to the 1999 acquisition of Rival, the Company initiated certain restructuring actions to effectively integrate and consolidate the Rival operations into THG. Among these actions, the Company announced the closure of Rival’s Warrensburg, Missouri facility in 2000. This facility was subsequently sold for $1,965,000 during the first quarter of 2001 at a net gain of $559,000. This gain was classified as other income in the consolidated statement of operations.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On June 28, 2001, the Company announced that the Sedalia, Missouri manufacturing plant would be closed. The activities of this plant were moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi. As a result, approximately 300 additional manufacturing, engineering and office positions were eliminated. In connection with the foregoing, the Company recorded a $727,000 restructuring charge for the severance and other employee related costs in accordance with EITF 94-3 “ Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Severance payments to these employees is expected to be paid during 2002. Additionally, the Company recorded a $467,000 charge for restructuring associated with the Sedalia plant closure. Included in this charge are asset write-downs of redundant property, plant and equipment of $417,000 and facility exit costs of $50,000. The remaining net book value of the Sedalia plant is shown as assets held for sale in the consolidated balance sheet at March 31, 2002 and December 31, 2001.

In January 2002, the Company announced that the Sedalia, Missouri distribution center would be closed. The activities of this facility will be moved to the other existing distribution centers in Clinton, Missouri and City of Industry, California. In connection with the foregoing, the Company recorded a $1,787,000 restructuring charge, which includes a $1,687,000 charge for asset write-downs of redundant property, plant and equipment to the estimated net realizable value and facility exit costs of $100,000. The remaining net book value of the facility has been shown as assets held for sale in the consolidated balance sheet as of March 31, 2002.

The reserve activity for fiscal 2002 is as follows (in thousands):

	Employee	Facility	Total
	Severance and	Exit and	Accrued
	Relocation Costs	Other Costs	Restructuring

Balance at December 31, 2001	$396	$50	$446

Restructuring charges	—	100	100

Cash payments	(178)	—	(178)

Balance at March 31, 2002	$218	$150	$368

The cash payments recorded in fiscal 2002 primarily include the cash payments made for severance in the first three months of 2002.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On January 14, 2002, the Company sold substantially all of the assets of its Pollenex® division, which marketed personal care products, which was acquired as part of the Rival acquisition, for approximately $15.1 million. The proceeds received for the assets sold, which consisted primarily of inventory and property, plant and equipment, exceeded the net asset values recorded by approximately $9.1 million and has been recorded as other income in the consolidated statement of operations.

4. UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position as of March 31, 2002 and the Company’s results of operations and cash flows for the three months ended March 31, 2001 and 2002. This interim financial information and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Due to the seasonality of the Company’s business, the Company’s consolidated results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

5. INVENTORIES

All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

(in thousands)	December 31, 2001	March 31, 2002

Finished goods	$80,212	$87,707

Raw materials and Work-in-process	23,183	20,702

	103,395	108,409

LIFO allowance	(200)	(200)

	$103,195	$108,209

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. LONG-TERM DEBT

Senior Subordinated Notes

In connection with the Company’s 1997 recapitalization transactions, as disclosed in prior filings, and the Rival acquisition described in Note 3, THG issued $105.0 million and $31.3 million, respectively, in senior subordinated notes, maturing on November 15, 2007 (the “Notes”). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

The Notes are subordinated to the Company’s other debt, including the Credit Facility (as described below). The Notes are guaranteed by THG’s current and future domestic subsidiaries (see Note 11) on a full, unconditional and joint and several basis, but are otherwise unsecured.

THG can, at its option, redeem the Notes at any time after November 15, 2002, subject to a fixed schedule of redemption prices which declines from 104.9% to 100% of the face value. Additionally, upon certain sales of stock or assets or a change of control of THG, THG must offer to repurchase all or a portion of the Notes at a redemption price of 101% of face value.

In conjunction with the Fifth Amendment of the Company’s Credit Facility, as described below, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the revolving credit loan B described below. The Notes repurchased were retired and cancelled. This resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the three months ended March 31, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the senior subordinated notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carryforwards. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG’s ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility and other enumerated exceptions). The Notes are cross-defaulted to payment defaults under the Credit Facility.

Credit Facility

The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. This Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a revolving credit facility that matures February 5, 2005. Availability under the Credit Facility is reduced by outstanding letters of credit. On May 7, 2001, the Credit Facility was amended (the Fourth Amendment) to revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, the Company issued warrants to the lenders to acquire up to 5% of THG’s common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. The fair value of the warrants was $1.0 million and was recorded as a charge to interest expense during 2001. Additionally, investment funds associated with Berkshire Partners’ agreed to provide aggregate, a $43.5 million guarantee in support of the increased revolving credit commitment.

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

THE HOLMES GROUP, INC. NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Effective May 7, 2001, Holmes agreed to pay the Company’s majority stockholder a guarantee fee of $1.1 million as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for payment of a fee of 2.25% per annum, compounded annually, on the $40.0 million revolving credit loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan is calculated at 20% per annum, compounded annually. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

As of December 31, 2001 and March 31, 2002, the Company’s availability was $63.7 million and $92.5 million, respectively, net of outstanding letters of credit totalling $4.8 million and $8.3 million, respectively. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company’s option, plus a margin which, in the case of the tranche A term loan and a portion of the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are secured by substantially all of the Company’s domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

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

Long term debt consists of the following:

(in thousands)	December 31, 2001	March 31,2002

Credit Facility, with a weighted average interest rate of 6.2% and 5.8% at December 31, 2001 and March 31, 2002, respectively	$217,882	$168,492

9 7/8% Senior Subordinated Notes, net of unamortized discount of $1.0 million at December 31, 2001 and $0.6 million at March 31, 2002, respectively	135,298	99,482

Total debt	353,180	267,974

Less current maturities	8,476	8,628

Long-term debt	$344,704	$259,346

Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lending bank. The interest rate collar consists of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminated March 31, 2002. Quarterly on the last business day of March, June, September and December beginning September 30, 1999 if the LIBOR interest rate at the lending bank is greater than the cap rate, the lending bank agrees to pay the Company a notional amount as described in the agreement multiplied by the number of days in that quarter over 365 days times the difference between the LIBOR rate and the cap rate. If on the other hand the LIBOR rate is less than the floor rate, the Company would have to pay the lending bank based on the same calculation. If the LIBOR rate is between the cap and floor rate, no payments would be necessary by either party. The LIBOR interest rate at December 31, 2001 was 1.91%, therefore the Company paid approximately $563,000 in the first quarter to the lending bank. The agreement was not renewed upon termination and all obligations associated with this agreement have been settled as of March 31, 2002.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” This Statement establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table.

	Three months ended
(in thousands)	March 31, 2001	March 31, 2002

Net Earnings (loss)	$(4,426)	$28,078

Foreign currency translation adjustments	(326)	142

Comprehensive income (loss)	$(4,752)	$28,220

8. BUSINESS SEGMENTS

The Company adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), during 1998. SFAS 131 established standards for reporting information about business segments in annual financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Business segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The business segments are managed separately because each segment represents a strategic business unit whose main business is entirely different.

The Company currently manages its operations through three business segments: consumer durables, international and Far East. The consumer durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot ® slow cookers, toasters, ice cream freezers, can openers and lighting products to retailers throughout the U.S. The consumer durables segment is made up of home environment products and kitchen electric products, which are considered one business segment due to the similar customer base and distribution channels. The international segment sells the Company’s products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Summary financial information for each reportable segment for the three month periods ended March 31, 2002 and 2001 is as follows (in thousands):

	Consumer				Consolidated
THREE MONTHS ENDED	Durables	Far East	International	Eliminations	Total

March 31, 2002 Net sales	$103,110	$71,383	$9,791	$(66,942)	$117,342

Operating income(loss)	(3,940)	6,508	(643)	(395)	1,530

March 31, 2001

Net sales	$109,126	$64,719	$10,294	$(58,922)	$125,217

Operating income(loss)	(1,779)	6,748	308	325	5,602

The following information is summarized by geographic area (in thousands):

				Consolidated
	United States	Far East	International	Total

Net sales:

Three months ended March 31, 2002	$103,110	$4,441	$9,791	$117,342

Three months ended March 31, 2001	109,126	5,797	10,294	125,217

Long-lived assets:

March 31, 2002	37,272	32,561	1,242	71,075

December 31, 2001	41,159	32,443	565	74,167

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

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9. CONTINGENCIES

The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company’s financial position or results of operations and cash flows.

10. RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

11. CONDENSED CONSOLIDATING INFORMATION

The senior subordinated notes described in Note 6 were issued by THG and are guaranteed by Rival and its domestic subsidiary and Holmes Manufacturing Corp. (“Manufacturing”), Holmes Motor Corp. (“Motor”) and Holmes Air (Taiwan) Corp. (“Taiwan”), but are not guaranteed by THG’s other subsidiary, HPFEL, or Rival’s five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Bionaire International B.V., The Holmes Group Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V., the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan and Manufacturing had no revenues or operations during the periods presented. As further described in Note 15 of the Company’s audited financial statements for the year ended December 31, 2001, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission, certain of HPFEL’s subsidiaries in China have restrictions on distributions to their parent companies.

CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2001 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$4,083	$1,312	$4,720	—	$10,115

Accounts receivable, net	39,173	82,725	22,351	—	144,249

Inventories	34,042	49,055	24,922	$(4,824)	103,195

Prepaid expenses and other current assets	2,136	42	3,139	—	5,317

Deferred income taxes	8,578	5,065	—	—	13,643

Due from affiliates	191,656	89	71,859	(263,604)	—

Total current assets	279,668	138,288	126,991	(268,428)	276,519

Assets held for sale	—	86	—	—	86

Property and equipment, net	7,585	28,503	33,008	—	69,096

Goodwill, net	—	79,838	—	—	79,838

Deferred income taxes	—	—	—	—	—

Deposits and other assets	20,139	2,229	579	(4,891)	18,056

Investments in consolidated subsidiaries	59,423	—	3,700	(63,123)	—

	$366,815	$248,944	$164,278	$(336,442)	$443,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$3,906	$6,945	$30,783	$(4,891)	$36,743

Current portion of credit facility	8,476	—	—	—	8,476

Accrued expenses	19,112	16,672	6,544	—	42,328

Accrued income taxes	—	2,600	3,857	—	6,457

Other current liabilities	—	—	831	—	831

Due to affiliates	—	230,535	36,669	(267,204)	—

Total current liabilities	31,494	256,752	78,684	(272,095)	94,835

Credit facility	209,406	—	—	—	209,406

Long-term debt	135,298	—	—	—	135,298

Other long-term liabilities	—	—	7,485	—	7,485

Deferred income taxes	—	3,861	2,093	—	5,954

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.001 par value	20	2	—	(2)	20

Common stock, $1 par value	—	—	3,800	(3,800)	—

Additional paid in capital	68,874	—	—	—	68,874

Accumulated other comprehensive income	(2)	—	(160)	160	(2)

Treasury stock	(62,076)	—	—	—	(62,076)

Retained earnings (deficit)	(16,199)	(11,671)	72,376	(60,705)	(16,199)

Total stockholders’ equity (deficit)	(9,383)	(11,669)	76,016	(64,347)	(9,383)

	$366,815	$248,944	$164,278	$(336,442)	$443,595

CONSOLIDATING BALANCE SHEET AT MARCH 31, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$(416)	$1,333	$4,434	—	$5,351

Accounts receivable, net	21,658	56,413	17,535	—	95,606

Inventories	32,228	54,468	26,732	$(5,219)	108,209

Prepaid expenses and other current assets	1,718	2,750	2,188	—	6,656

Deferred income taxes	8,994	4,649	—	—	13,643

Due from affiliates	149,120	89	79,064	(228,273)	—

Total current assets	213,302	119,702	129,953	(233,492)	229,465

Assets held for sale	—	6,288	—	—	6,288

Property and equipment, net	7,342	20,167	32,132	—	59,641

Goodwill, net	—	79,838	—	—	79,838

Deferred income taxes	—	—	—	—	—

Deposits and other assets	17,854	6,934	950	(4,891)	20,847

Investments in consolidated subsidiaries	77,730	—	3,700	(81,430)	—

	$316,228	$232,929	$166,735	$(319,813)	$396,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$4,671	$4,376	$38,422	$(4,891)	$42,578

Current portion of credit facility	8,628	—	—	—	8,628

Accrued expenses	22,634	16,510	6,680	—	45,824

Accrued income taxes	—	2,068	4,761	—	6,829

Other current liabilities	—	—	807	—	807

Due to affiliates	2,112	201,367	24,794	(228,273)	—

Total current liabilities	38,045	224,321	75,464	(233,164)	104,666

Credit facility	159,864	—	—	—	159,864

Long-term debt	99,482	—	—	—	99,482

Other long-term liabilities	—	—	7,266	—	7,266

Deferred income taxes	—	3,857	2,107	—	5,964

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.001 par value	20	2	—	(2)	20

Common stock, $1 par value	—	—	3,800	(3,800)	—

Additional paid in capital	68,874	—	—	—	68,874

Accumulated other comprehensive income	140	—	(22)	22	140

Treasury stock	(62,076)	—	—	—	(62,076)

Retained earnings (deficit)	11,879	4,749	78,120	(82,869)	11,879

Total stockholders’ equity (deficit)	18,837	4,751	81,898	(86,649)	18,837

	$316,228	$232,929	$166,735	$(319,813)	$396,079

CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED MARCH 31, 2001 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$62,592	$46,534	$75,013	$(58,922)	$125,217

Cost of goods sold	53,803	36,216	63,086	(59,247)	93,858

Gross profit (loss)	8,789	10,318	11,927	325	31,359

Operating expenses:

Selling	6,912	5,098	2,186	—	14,196

General and administrative	4,262	1,398	2,685	—	8,345

Product development	2,088	478	—	—	2,566

Plant closing costs	—	—	—	—	—

Restructuring costs	—	—	—	—	—

Amortization of goodwill	—	650	—	—	650

Total operating expenses	13,262	7,624	4,871	—	25,757

Operating profit (loss)	(4,473)	2,694	7,056	325	5,602

Other (income) and expense:

Interest expense	6,553	2,786	(3)	—	9,336

Other (income) expense, net	585	(531)	(10)	—	44

Total other (income) expense	7,138	2,255	(13)	—	9,380

Income (loss) before income taxes and equity in income of and equity in earnings from joint venture	(11,611)	439	7,069	325	(3,778)

Income tax expense (benefit)	380	—	884	—	1,264

Equity in earnings from joint venture	616	—	—	—	616

Income (loss) before equity in income of consolidated subsidiaries	(11,375)	439	6,185	325	(4,426)

Equity in income of consolidated subsidiaries	6,949	—	—	(6,949)	—

Net income (loss)	$(4,426)	$439	$6,185	$(6,624)	$(4,426)

CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$41,137	$61,973	$81,174	$(66,942)	$117,342

Cost of goods sold	36,575	48,270	70,594	(66,547)	88,892

Gross profit (loss)	4,562	13,703	10,580	(395)	28,450

Operating expenses:

Selling	5,915	3,851	2,277	—	12,043

General and administrative	5,602	2,686	2,439	—	10,727

Product development	1,997	366	—	—	2,363

Restructuring costs	—	1,787	—	—	1,787

Total operating expenses	13,514	8,690	4,716	—	26,920

Operating profit (loss)	(8,952)	5,013	5,864	(395)	1,530

Other (income) and expense:

Interest expense (income)	7,925	35	(4)	—	7,956

Other (income) expense, net	(198)	(9,059)	(834)	—	(10,091)

Total other (income) expense	7,727	(9,024)	(838)	—	(2,135)

Income (loss) before income taxes, equity in earnings from joint venture and extraordinary item	(16,679)	14,037	6,702	(395)	3,665

Income tax expense (benefit)	—	(2,383)	958	—	(1,425)

Equity in earnings from joint venture	600	—	—	—	600

Income (loss) before equity in income of consolidated subsidiaries and extraordinary item	(16,079)	16,420	5,744	(395)	5,690

Equity in income of consolidated subsidiaries	21,769	—	—	(21,769)	—

Income before extraordinary item	5,690	16,420	5,744	(22,164)	5,690

Extraordinary gain	22,388	—	—	—	22,388

Net income (loss)	$28,078	$16,420	$5,744	$(22,164)	$28,078

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2002 (IN THOUSANDS)
(UNAUDITED)

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	CONSOLIDATED

THREE MONTHS ENDED MARCH 31, 2001

Net cash provided by (used in) operating activities	$11,596	$(7,120)	$14,248	$18,724

Cash flows from investing activities:

Cash received from joint venture partner	—	—	420	420

Purchases of property and equipment	(1,244)	(422)	(3,590)	(5,256)

Net cash used for investing activities	(1,244)	(422)	(3,170)	(4,836)

Cash flows from financing activities:

Borrowings (repayments) on credit facility, net of issuance costs	(14,113)	—	—	(14,113)

Other net activity with Parent	3,775	6,914	(10,689)	—

Net cash provided by (used for) financing activities	(10,338)	6,914	(10,689)	(14,113)

Effect of exchange rate changes on cash	—	—	(136)	(136)

Net (decrease) in cash and cash equivalents	14	(628)	253	(361)

Cash and cash equivalents, beginning of period	175	959	1,883	3,017

Cash and cash equivalents, end of period	$189	$331	$2,136	$2,656

THREE MONTHS ENDED MARCH 31, 2002

Net cash provided by operating activities	$2,983	$28,300	$12,715	$43,998

Cash flows from investing activities:

Distribution of earnings from joint venture	478	—	—	478

Proceeds from sale of business	—	15,100	—	15,100

Purchases of property and equipment	(327)	(457)	(952)	(1,736)

Net cash provided by (used for) investing activities	151	14,643	(952)	13,842

Cash flows from financing activities:

Borrowings (repayments) on credit facility, net of issuance costs	(49,390)	—	—	(49,390)

Repurchase of long-term debt	(11,549)	—	—	(11,549)

Debt issuance costs	(1,579)	—	—	(1,579)

Other net activity with Parent	54,885	(42,922)	(11,963)	—

Net cash provided by (used for) financing activities	(7,633)	(42,922)	(11,963)	(62,518)

Effect of exchange rate changes on cash	—	—	(86)	(86)

Net increase (decrease) in cash and cash equivalents	(4,499)	21	(286)	(4,764)

Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$(416)	$1,333	$4,434	$5,351

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Holmes Group, Inc., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have a leading U.S. market share in each of these product categories. Our kitchen appliances include Crock-Pot® slow cookers, roaster ovens, skillets, deep fryers where we believe we hold the number one or two market share and other similar small kitchen electric appliances. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality, and presence and experience in the Far East.

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

On February 5, 1999, we completed the acquisition of The Rival Company, a leading developer, manufacturer and marketer of a variety of products including small kitchen, home environment and personal care appliances. In connection with this acquisition, we issued $31.3 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8% (the Notes), amended and restated our existing $100.0 million credit facility (the Credit Facility) to provide for a total availability of $325.0 million, and sold $50.0 million of common stock in a private placement. As a result, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past.

Holmes had completed a recapitalization transaction in November 1997, in which it issued $105 million of senior subordinated notes due in November 2007, bearing interest at 9 7/8%, and entered into a $100 million line of credit facility, of which approximately $27.5 million was initially drawn. The proceeds of these borrowings were used to repay all existing indebtedness (primarily a line of credit and other current debt facilities) and redeem a significant portion of the previous majority shareholder’s common stock. Accordingly, commencing in November 1997, we had a significantly higher level of borrowing and a corresponding higher level of interest expense than in the past. The Rival acquisition and the related financing transactions consummated on February 5, 1999 further increased our indebtedness and interest expense substantially.

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net Sales. Net sales for the first quarter of fiscal 2002, which ended March 31, 2002, were $117.3 million compared to $125.2 million for the first quarter of fiscal 2001, which ended March 31, 2001, a decrease of $7.9 million or 6.3%. Excluding shipments from the Pollenex division, which was sold in January 2002, net sales decreased $4.7 million or 3.9%. This decrease was primarily due to a decline in shipments of home environment products over the corresponding period of 2001 due to retailers having a higher carryover fan inventory from the 2001 season and a warm 2001-2002 winter season which affected heater and humidifier shipments. This decrease was in part offset by an increase in kitchen electric products from 2001 . Also, contributing to the decrease were higher discounts and allowances versus the prior year.

Gross Profit. Gross profit for the first quarter of 2002 was $28.5 million compared to $31.4 million for the first quarter of 2001, a decrease of $2.9 million or 9.2%. As a percentage of net sales, gross profit decreased to 24.3% for the first quarter of 2002 from 25.1% for the first quarter of 2001. Gross profit was negatively impacted primarily by the decrease in home environment volume as compared with the first quarter of 2001. Higher kitchen electrics volume as compared with gross margins offset part of the home environment volume declines. Also, contributing to the decrease were higher discounts and allowances in the first quarter of 2002 versus 2001.

Selling Expenses. Selling expenses for the first quarter of 2002 were $12.0 million compared to $14.2 million for the first quarter of 2001, a decrease of $2.2 million or 15.5%. As a percentage of net sales, selling expenses decreased to 10.2% for the first quarter of 2002 from 11.3% for the first quarter of 2001. The decrease was due to a number of sales and marketing expense line items that were below the prior year amounts including sales packaging, telephone and sales samples. Selling commissions were also lower due to the Home Environment volume decreases noted above.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2002 were $10.7 million compared to $8.3 million for the first quarter of 2001, an increase of $2.4 million or 28.9%. As a percentage of net sales, general and administrative expenses increased to 9.1% for the first quarter of 2002 from 6.6% for the first quarter of 2001. The increase in general and administrative expense was attributable to a number of factors including bank and consulting fees associated with the March 22, 2002 amended credit facility, as well as increased insurance, information technology, warranty and product liability costs. Excluding the impact of the bank and consulting expenses related to the bank amendment, general and administrative expenses were approximately 8.4% of net sales during the three months ended March 31, 2002.

Product Development Expenses. Product development expenses for the first quarter of 2002 were $2.4 million compared to $2.6 million for the first quarter of 2001, a decrease of $0.2 million or 7.7%. The expenditures in 2002 relate to the development of a number of new products across all the product lines.

Restructuring Costs. Restructuring costs for the first quarter of 2002 were $1.8 million. These costs related to the closing of the Sedalia, Missouri distribution center announced in January 2002. The costs were made up of the write-down of redundant property, plant and equipment and facility exit costs. The activities of the distribution center will be relocated to other facilities in Missouri and California during the second quarter of 2002.

Other (Income) Expense. Other (income) expense for the first quarter of 2002 was $(2.1) million compared to $9.4 million for the first quarter of 2001. Interest expense was $8.0 million for the first quarter of 2002 versus $9.3 million for the first quarter of 2001, a decrease of $1.3 million or 14.0%. The decrease was due to lower overall debt levels and lower interest rates during the quarter versus prior year. Interest expense for the first quarter of 2002 included a non-cash charge of $1.4 million for deferred financing fees associated with the amended credit facility. The non-cash charge for the first quarter of 2001 was $0.8 million. Other income was $10.1 million for the first quarter of 2002 versus an expense of $0.4 million for the first quarter of 2001. The 2002 amount represents the gain on the sale of the Pollenex division in January 2002 of $9.1 million with the remainder primarily related to foreign exchange gains.

Income Tax Expense (Benefit). The income tax expense (benefit) for the first quarter of 2002 was a benefit of $(1.4) million compared to an expense of $1.3 million in 2001. The Company recorded a benefit in the first quarter of 2002 due to tax law changes with respect to net operating loss carrybacks, that will allow the Company to recoup previously paid taxes.

Equity in Earnings from Joint Venture. We recorded $0.6 million in equity in earnings from our joint venture with General Electric in the first quarter of 2002 and 2001.

Extraordinary gain. In March 2002, the Company repurchased $36.2 million of senior subordinated notes. The purchase price was $11.5 million plus accrued interest, which was funded with proceeds of the revolving credit loan B. The Notes repurchased were retired and cancelled. This resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the three months ended March 31, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the senior subordinated notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carryforwards.

Net Income. As a result of the foregoing factors, our net income for the first quarter of 2002 was $28.1 million, compared to a net loss of $4.4 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows

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

Holmes’ cash and cash equivalents decreased to $5.4 million at March 31, 2002, from $10.1 million at December 31, 2001. The decrease resulted primarily from $62.5 million used for financing activities partially offset by the cash provided by investing and operating activities of $57.8 million.

Cash provided by operations for the three months ended March 31, 2002 and 2001 was $44.0 million and $18.7 million, respectively. Cash provided by operations for 2002 consisted primarily of $0.7 million from net income adjusted for non-cash items and increased by $43.3 million provided by working capital activities. Net cash provided by working capital activities resulted from a decline in accounts receivable primarily due to collections on the heavy sales from the fourth quarter of 2001 and increases in accounts payable and accrued expenses from working capital management, offset in part by an increase in inventory due to the timing of some seasonal shipments.

Cash provided by (used for) investing activities for the three months ended March 31, 2002 was $13.9 million compared to $(4.8) million in 2001. Included in 2002 was $15.1 million in proceeds received in connection with the sale of the Pollenex division. The proceeds were offset by $1.7 million invested in capital expenditures for property and equipment. We received $0.5 million in earnings distributions from the joint venture. The Company expects to spend approximately $15 million on capital expenditures in 2002, primarily related to the expansion of its China manufacturing facilities and on-going tooling costs to support product development needs.

Cash used for financing activities for the three months ended March 31, 2002 and 2001 was $(62.5) million and $(14.1) million, respectively. Cash used for financing in 2002 reflected repayments on the revolving line of credit using cash flow from operations and also the repurchase of a portion of the outstanding senior subordinated notes and debt issuance costs associated with the March 2002 Credit Facility amendment.

Financing Arrangements.

We issued $105.0 million of 9 7/8% Senior Subordinated Notes due November 2007 (the Notes) in November 1997, and an additional $31.3 million of Notes in February, 1999. While we may repurchase Notes from time to time in open market or privately negotiated transactions, the Notes are not redeemable at our option prior to November 15, 2002. Thereafter, the Notes are subject to redemption at any time at our option, in whole or in part, at stated redemption prices. Annual interest payments on the Notes are approximately $9.8 million. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all of our senior debt, including borrowings under the Credit Facility. The notes are cross-defaulted to payment defaults under the Credit Facility.

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

On May 7, 2001, the Credit Facility was further amended (the Fourth Amendment) to revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, we issued warrants to the lenders to acquire up to 5% of Holmes’ common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, investment funds affiliated with Berkshire Partners, our majority stockholder, agreed to provide an aggregate $43.5 million guarantee in support of the increased revolving credit commitment.

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

In conjunction with the Fifth Amendment, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the revolving credit loan B. The Notes repurchased were retired and cancelled. This resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the three months ended March 31, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the senior subordinated notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carryforwards. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose. As of March 31, 2002, $99.5 million of Senior Subordinated Notes are outstanding, due November 2007.

Availability under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2002, our availability was $92.5 million, net of outstanding letters of credit totaling $8.3 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants which, among other things, restrict our ability to incur additional indebtedness, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon the future performance, which will be impacted by general economic conditions and other factors. See “Forward-Looking Statements.”

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this quarterly report, are or may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Various economic and competitive factors could cause actual results or events to differ materially from those discussed in such forward-looking statements, including without limitation, our degree of leverage (including the need to comply with covenants in our various financing agreements), our dependence on major customers and key personnel, the integration of the Rival acquisition (as described herein), competition, risks associated with foreign manufacturing, risks of the retail industry, potential product liability claims, the cost of labor and raw materials and the other factors which are discussed in our most recent Registration Statement on Form S-4 (File No. 333-77905), and from time to time in our reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combinations.” The provisions of FAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that upon adoption of FAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria.

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

Application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. For the three months ended March 31, 2001, the Company’s net loss, adjusted for $.6 million of amortization expense recorded in the consolidated statement of operations which is no longer being amortized in accordance with the provisions of FAS 142, is approximately $3.8 million. In connection with the adoption of FAS 142, the Company does not expect to record any reclassifications to its goodwill balance. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company has until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company expects to complete both steps of the goodwill impairment test during the second quarter of 2002. Impairment losses resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Impairment losses recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

As of March 31, 2002, the Company had goodwill of approximately $80 million which is subject to the transitional goodwill impairment test. The Company has identified its reporting units and is in the process of allocating goodwill, other assets and liabilities to those reporting units. The Company’s reporting units, which include a recorded goodwill balance, are home environment and kitchen. These reporting units are recorded within the consumer durables segment as reported in Note 8 of the consolidated financial statements. Because of the level of effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impairment charge that the Company will record upon finalization of the FAB 142 implementation provisions.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 were adopted by the Company as of the beginning of fiscal year 2002 with no material effect on the consolidated financial statements.

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting as of January 1, 2002, and reclassified as deductions from net sales approximately $2.0 million of selling expenses which were previously classified as selling expenses in the consolidated statement of operations for the three months ended March 31, 2001.

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS No. 145”) in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS No. 4”), FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy, Sinking Fund Requirements” (“FAS No. 64”) and FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases” (“FAS No. 13”) and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for THG related to the rescission of FAS No. 4 and FAS No. 64 on January 1, 2003. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. THG is currently evaluating the effect of implementing FAS No. 145.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, the carrying value of our debt totaled $268.0 million. The fair value approximated $228.2 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At March 31, 2002, the Company had fixed rate debt of $99.5 million and variable rate debt of $168.5 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $5.1 million. Based on the amounts of variable rate debt outstanding at March 31, 2002, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.7 million, holding other variables constant.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on May 22, 2002 at 10 a.m., Eastern time in order for investors and other interested stakeholders to hear management’s views on our results of operations during the first quarter of 2002. If you are interested in accessing the call in listen-only mode, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

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

THE HOLMES GROUP, INC.
Registrant

May 15, 2002	By: /s/ Peter J. Martin Peter J. Martin, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2002	By: /s/ John M. Kelliher John M. Kelliher, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)