Form 10-Q
period 2002-06-30
HOLMES GROUP INC
filed 2002-08-14
CIK 1052490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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

YES   NO

THE HOLMES GROUP, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HOLMES GROUP, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	DECEMBER 31,	JUNE 30,
	2001	2002

		(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$10,115	$5,770

Accounts receivable, net of allowance of $18,202 and $15,893 respectively	144,249	87,006

Inventories	103,195	120,594

Prepaid expenses and other current assets	5,317	9,747

Deferred income taxes	13,643	13,643

Total current assets	276,519	236,760

Assets held for sale	86	6,288

Property, plant and equipment, net	69,096	62,424

Goodwill, net	79,838	79,838

Deposits and other assets	4,985	4,847

Debt issuance costs, net	13,071	13,863

	$443,595	$404,020

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$36,743	$45,620

Current portion of credit facility	8,476	8,778

Accrued expenses	42,328	40,427

Accrued income taxes	6,457	6,495

Other current liabilities	831	783

Total current liabilities	94,835	102,103

Credit facility	209,406	169,895

Long-term debt	135,298	99,503

Other long-term liabilities	7,485	7,050

Deferred income taxes	5,954	5,939

Commitments and contingencies

Stockholders’ equity (deficit):

Common stock, $.001 par value. Authorized 25,000,000 shares; issued and outstanding 20,302,995 shares at December 31, 2001 and June 30, 2002	20	20

Additional paid in capital	68,874	68,874

Accumulated other comprehensive income	(2)	543

Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)

Retained earnings (deficit)	(16,199)	12,169

Total stockholders’ equity (deficit)	(9,383)	19,530

	$443,595	$404,020

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002

Net sales	$128,649	$131,912	$253,866	$249,254

Cost of goods sold	101,720	99,599	195,578	188,491

Gross profit	26,929	32,313	58,288	60,763

Operating expenses:

Selling	12,967	14,493	27,163	26,536

General and administrative	10,628	9,957	18,973	20,684

Product development	2,306	2,458	4,872	4,821

Restructuring costs	1,445	—	1,445	1,787

Amortization of goodwill	650	—	1,300	—

Total operating expenses	27,996	26,908	53,753	53,828

Operating profit (loss)	(1,067)	5,405	4,535	6,935

Other income and expense:

Interest expense	11,380	7,142	20,716	15,098

Other (income) expense, net	(322)	723	(278)	(9,368)

	11,058	7,865	20,438	5,730

Income (loss) before income taxes, equity in earnings from joint venture and extraordinary item	(12,125)	(2,460)	(15,903)	1,205

Income tax expense (benefit)	1,167	(2,009)	2,431	(3,434)

Equity in earnings from joint venture	744	741	1,360	1,341

Income (loss) before extraordinary item	(12,548)	290	(16,974)	5,980

Extraordinary gain	—	—	—	22,388

Net income (loss)	$(12,548)	$290	$(16,974)	$28,368

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED

	JUNE 30, 2001	JUNE 30, 2002

Cash flows from operating activities:

Net income (loss)	$(16,974)	$28,368

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	7,880	6,462

Amortization of debt issuance costs, discounts and other	3,987	3,291

non-cash interest expense Provision for doubtful accounts	668	557

(Gain) loss on disposal of assets	(559)	132

Gain on sale of business	–-	(9,088)

Extraordinary gain	–-	(22,388)

Deferred income taxes	(5)	(2,602)

Restructuring and asset impairment charges	912	1,687

Changes in operating assets and liabilities:

Accounts receivable	10,059	55,164

Inventories	5,577	(21,897)

Prepaid expenses and other current assets	1,821	(1,843)

Deposits and other assets	(3,641)	(2,466)

Accounts payable	5,475	8,394

Accrued expenses	(4,943)	(4,699)

Accrued income taxes	2,425	38

Net cash provided by operating activities	12,682	39,110

Cash flows from investing activities:

Proceeds from sale of business and assets held for sale	2,053	15,100

Distribution of earnings from joint venture	616	1,522

Purchases of property, plant and equipment	(8,554)	(7,547)

Cash received from joint venture partner	700	—

Net cash provided by (used for) investing activities	(5,185)	9,075

Cash flows from financing activities:

Repayments of credit facility, net of issuance costs	(7,504)	(39,209)

Redemption of long-term debt	–-	(11,549)

Debt issuance costs	—	(1,579)

Net cash used for financing activities	(7,504)	(52,337)

Effect of exchange rate changes on cash	(29)	(193)

Net decrease in cash and cash equivalents	(36)	(4,345)

Cash and cash equivalents, beginning of period	3,017	10,115

Cash and cash equivalents, end of period	$2,981	$5,770

Supplemental disclosure of cash flow information:

Cash paid for interest	$17,332	$12,154

Cash paid for income taxes	$133	$425

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

HPFEL is a wholly-owned subsidiary of THG. Prior to a 1997 recapitalization transaction in which THG’s current majority shareholders, investment funds managed by Berkshire Partners LLC (“Berkshire Partners”), invested in THG, THG and HPFEL were both directly or indirectly 80%-owned subsidiaries of Asco Investments Ltd., a subsidiary of Pentland Group plc (“Pentland”).

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

The Company’s application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. For the three and six months ended June 30, 2001, the Company’s net loss, adjusted for $0.7 million and $1.3 million of amortization expense recorded in the consolidated statement of operations, which is no longer being amortized in accordance with the provisions of FAS 142, was approximately $11.8 million and $15.7 million, respectively. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company had until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company has completed step one of the goodwill impairment test during the second quarter of 2002 and has determined that goodwill associated with the kitchen and home environment reporting units is significantly impaired under FAS 142. This impairment loss will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Impairment losses recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As of June 30, 2002, the Company had goodwill of approximately $80 million which is subject to the transitional goodwill impairment test. These reporting units are recorded within the consumer durables segment as reported in Note 8. Because of the level of effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impairment charge that the Company will record upon finalization of the FAS 142 implementation provisions.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company is currently evaluating the effect of implementing FAS No. 143.

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

In November 2001, FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting as of January 1, 2002, and reclassified as deductions from net sales approximately $2.3 million and $4.3 million of cooperative advertising expenses which were previously classified as selling expenses in the consolidated statement of operations for the three and six months ended June 30, 2001, respectively.

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS No. 145”) in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS No. 4”), FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (“FAS No. 64”) and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases” (“FAS No. 13”) and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for THG related to the rescission of FAS No. 4 and FAS No. 64 on January 1, 2003. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the effect of implementing FAS No. 145.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

3.     DIVESTITURES

Subsequent to the acquisition of Rival on February 5, 1999, the Company initiated certain restructuring actions to effectively integrate and consolidate the Rival operations into THG. Among these actions, the Company announced the closure of Rival’s Warrensburg, Missouri facility in 2000. This facility was subsequently sold for $1,965,000 during the first quarter of 2001 at a net gain of $559,000. This gain was classified as other income in the consolidated statement of operations.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On June 28, 2001, the Company announced that the Sedalia, Missouri manufacturing plant would be closed. The activities of this plant were moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi. As a result, approximately 300 additional manufacturing, engineering and office positions were eliminated. In connection with the foregoing, the Company recorded a $727,000 restructuring charge for the severance and other employee related costs in accordance with EITF 94-3 “ Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Severance payments to these employees is expected to be paid during 2002. Additionally, the Company recorded a $467,000 charge for restructuring associated with the Sedalia plant closure. Included in this charge are asset write-downs of redundant property, plant and equipment of $417,000 and facility exit costs of $50,000. The remaining net book value of the Sedalia plant is shown as assets held for sale in the consolidated balance sheet at June 30, 2002 and December 31, 2001.

In January 2002, the Company announced that the Sedalia, Missouri distribution center would be closed. The activities of this facility will be moved to the other existing distribution centers in Clinton, Missouri and City of Industry, California. In connection with the foregoing, the Company recorded a $1,787,000 restructuring charge, which includes a $1,687,000 charge for asset write-downs of redundant property, plant and equipment to the estimated net realizable value and facility exit costs of $100,000. The remaining net book value of the facility has been shown as assets held for sale in the consolidated balance sheet as of June 30, 2002.

The reserve activity for fiscal 2002 is as follows (in thousands):

	Employee	Facility	Total
	Severance and	Exit and	Accrued
	Relocation Costs	Other Costs	Restructuring
Balance at December 31, 2001	$396	$50	$446

Restructuring charges	—	100	100

Cash payments	(340)	—	(340)

Balance at June 30, 2002	$56	$150	$206

The cash payments recorded in fiscal 2002 relate to severance payments to former employees in the first six months of 2002.

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

4.     UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position as of June 30, 2002 and the Company’s results of operations and cash flows for the three and six months ended June 30, 2001 and 2002. This interim financial information and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Due to the seasonality of the Company’s business, the Company’s consolidated results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

5.     INVENTORIES

All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows:

(in thousands)	December 31, 2001	June 30, 2002

Finished goods	$80,212	$98,553

Raw materials and Work-in-process	23,183	22,466

	103,395	121,019

LIFO allowance	(200)	(425)

	$103,195	$120,594

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. LONG-TERM DEBT

Senior Subordinated Notes

In connection with the Company’s 1997 recapitalization transactions, as disclosed in prior filings, and the Rival acquisition referred to in Note 3, THG issued $105.0 million and $31.3 million, respectively, in senior subordinated notes, maturing on November 15, 2007 (the “Notes”). The Notes bear interest at 9 7/8%, payable semi-annually on May 15 and November 15. No principal is due until the maturity date.

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

In conjunction with the Fifth Amendment of the Company’s Credit Facility, as described below, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the revolving credit loan B described below. The Notes repurchased were retired and cancelled. This resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the six months ended June 30, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the senior subordinated notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carryforwards. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

The Notes contain certain restrictions and covenants, including limitations (based on certain financial ratios) on THG’s ability to pay dividends, repurchase stock or incur additional debt (other than borrowings under the Credit Facility and other enumerated exceptions). The Notes are cross-defaulted to payment defaults under the Credit Facility.

Credit Facility

The Company entered into an amended and restated Credit Facility agreement in February, 1999 in connection with the Rival acquisition. This Credit Facility consisted of a tranche A term loan of $40.0 million that matures February 5, 2005, a tranche B term loan of $85.0 million that matures February 5, 2007 and a revolving credit facility that matures February 5, 2005. Availability under the Credit Facility is reduced by outstanding letters of credit. On May 7, 2001, the Credit Facility was amended (the Fourth Amendment) to revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, the Company issued warrants to the lenders to acquire up to 5% of THG’s common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. The fair value of the warrants was $1.0 million and was recorded as a charge to interest expense during 2001. Additionally, investment funds associated with Berkshire Partners’ agreed to provide an aggregate $43.5 million guarantee in support of the increased revolving credit commitment.

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

THE HOLMES GROUP, INC. NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Effective May 7, 2001, Holmes agreed to pay Berkshire Partners a guarantee fee of $1.1 million as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for payment of a fee of 2.25% per annum, compounded annually, on the $40.0 million revolving credit loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan is calculated at 20% per annum, compounded annually. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

As of December 31, 2001 and June 30, 2002, the Company’s availability was $63.7 million and $49.8 million, respectively, net of outstanding letters of credit totalling $4.8 million and $9.7 million, respectively. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company’s option, plus a margin which, in the case of the tranche A term loan and a portion of the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are secured by substantially all of the Company’s domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

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

Long term debt consists of the following:

(in thousands)	December 31, 2001	June 30,2002
Credit Facility, with a weighted average interest rate of 6.2% and 5.8% at December 31, 2001 and June 30, 2002, respectively	$217,882	$178,673

9 7/8% Senior Subordinated Notes, net of unamortized discount of $1.0 million at December 31, 2001 and $0.6 million at June 30, 2002, respectively	135,298	99,503

Total debt	353,180	278,176

Less current maturities	8,476	8,778

Long-term debt	$344,704	$269,398

Effective May 7, 1999 the Company entered into an interest rate collar transaction agreement with its lead lending bank. The interest rate collar consisted of a cap rate of 6.5% and a floor rate of 4.62%. The one-time premium payment for the collar was $225,000 and the agreement terminated March 31, 2002. The LIBOR interest rate at December 31, 2001 was 1.91%. In accordance with the provisions of the collar agreement, the Company paid approximately $563,000 in the first quarter of 2002 to the lending bank. The agreement was not renewed upon termination and all obligations associated with this agreement were settled as of March 31, 2002.

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

	Three months ended

(in thousands)	June 30, 2001	June 30, 2002
Net Earnings (loss)	$(12,548)	$290

Foreign currency translation adjustments	17	403

Comprehensive income (loss)	$(12,531)	$693

	Six months ended

(in thousands)	June 30, 2001	June 30, 2002
Net Earnings (loss)	$(16,974)	$28,368

Foreign currency translation adjustments	(309)	545

Comprehensive income (loss)	$(17,283)	$28,913

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

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Summary financial information for each reportable segment for the three and six month periods ended June 30, 2002 and 2001 is as follows (in thousands):

	Consumer				Consolidated
THREE MONTHS ENDED	Durables	Far East	International	Eliminations	Total
June 30, 2002

Net sales	$114,114	$80,558	$13,558	$(76,318)	$131,912

Operating income(loss)	203	4,942	1,055	(795)	5,405

June 30, 2001

Net sales	$110,925	$63,281	$11,883	$(57,440)	$128,649

Operating income(loss)	(7,046)	5,032	537	410	(1,067)

	Consumer				Consolidated
SIX MONTHS ENDED	Durables	Far East	International	Eliminations	Total
June 30, 2002

Net sales	$217,224	$151,941	$23,349	$(143,260)	$249,254

Operating income(loss)	(3,737)	11,450	412	(1,190)	6,935

June 30, 2001

Net sales	$219,898	$128,000	$22,330	$(116,362)	$253,866

Operating income(loss)	(8,825)	11,780	845	735	4,535

The following information is summarized by geographic area (in thousands):

				Consolidated
	United States	Far East	International	Total
Net sales:

Three months ended June 30, 2002	$114,114	$4,240	$13,558	$131,912

Three months ended June 30, 2001	110,925	5,841	11,883	128,649

Six months ended June 30, 2002	217,224	8,681	23,349	249,254

Six months ended June 30, 2001	219,898	11,638	22,330	253,866

Long-lived assets:

June 30, 2002	40,224	32,782	553	73,559

December 31, 2001	41,159	32,443	565	74,167

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

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

9.     CONTINGENCIES

The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

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

CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2001 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$4,083	$1,312	$4,720	—	$10,115

Accounts receivable, net	39,173	82,725	22,351	—	144,249

Inventories	34,042	49,055	24,922	$(4,824)	103,195

Prepaid expenses and other current assets	2,136	42	3,139	—	5,317

Deferred income taxes	8,578	5,065	—	—	13,643

Due from affiliates	191,656	89	71,859	(263,604)	—

Total current assets	279,668	138,288	126,991	(268,428)	276,519

Assets held for sale	—	86	—	—	86

Property, plant and equipment, net	7,585	28,503	33,008	—	69,096

Goodwill, net	—	79,838	—	—	79,838

Deferred income taxes	—	—	—	—	—

Deposits and other assets	20,139	2,229	579	(4,891)	18,056

Investments in consolidated subsidiaries	59,423	—	3,700	(63,123)	—

	$366,815	$248,944	$164,278	$(336,442)	$443,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$3,906	$6,945	$30,783	$(4,891)	$36,743

Current portion of credit facility	8,476	—	—	—	8,476

Accrued expenses	19,112	16,672	6,544	—	42,328

Accrued income taxes	—	2,600	3,857	—	6,457

Other current liabilities	—	—	831	—	831

Due to affiliates	—	230,535	36,669	(267,204)	—

Total current liabilities	31,494	256,752	78,684	(272,095)	94,835

Credit facility	209,406	—	—	—	209,406

Long-term debt	135,298	—	—	—	135,298

Other long-term liabilities	—	—	7,485	—	7,485

Deferred income taxes	—	3,861	2,093	—	5,954

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.001 par value	20	2	—	(2)	20

Common stock, $1 par value	—	—	3,800	(3,800)	—

Additional paid in capital	68,874	—	—	—	68,874

Accumulated other comprehensive income	(2)	—	(160)	160	(2)

Treasury stock	(62,076)	—	—	—	(62,076)

Retained earnings (deficit)	(16,199)	(11,671)	72,376	(60,705)	(16,199)

Total stockholders’equity (deficit)	(9,383)	(11,669)	76,016	(64,347)	(9,383)

	$366,815	$248,944	$164,278	$(336,442)	$443,595

CONSOLIDATING BALANCE SHEET AT JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

		(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$1,974	$(489)	$4,285	—	$5,770

Accounts receivable, net	17,592	49,742	19,672	—	87,006

Inventories	34,477	64,690	27,501	$(6,074)	120,594

Prepaid expenses and other current assets	1,633	5,433	2,681	—	9,747

Deferred income taxes	8,994	4,649	—	—	13,643

Due from affiliates	133,099	89	81,464	(214,652)	—

Total current assets	197,769	124,114	135,603	(220,726)	236,760

Assets held for sale	—	6,288	—	—	6,288

Property, plant and equipment, net	9,978	20,064	32,382	—	62,424

Goodwill, net	—	79,838	—	—	79,838

Deferred income taxes	—	—	—	—	—

Deposits and other assets	20,105	2,543	953	(4,891)	18,710

Investments in consolidated subsidiaries	102,489	—	3,700	(106,189)	—

	$330,341	$232,847	$172,638	$(331,806)	$404,020

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$7,833	$3,752	$38,926	$(4,891)	$45,620

Current portion of credit facility	8,778	—	—	—	8,778

Accrued expenses	18,341	16,127	5,959	—	40,427

Accrued income taxes	(859)	3,216	4,138	—	6,495

Other current liabilities	—	—	783	—	783

Due to affiliates	7,320	184,577	26,455	(218,352)	—

Total current liabilities	41,413	207,672	76,261	(223,243)	102,103

Credit facility	169,895	—	—	—	169,895

Long-term debt	99,503	—	—	—	99,503

Other long-term liabilities	—	—	7,050	—	7,050

Deferred income taxes	—	3,859	2,080	—	5,939

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $.001 par value	20	2	—	(2)	20

Common stock, $1 par value	—	—	3,800	(3,800)	—

Additional paid in capital	68,874	—	—	—	68,874

Accumulated other comprehensive income	543	—	383	(383)	543

Treasury stock	(62,076)	—	—	—	(62,076)

Retained earnings (deficit)	12,169	21,314	83,064	(104,378)	12,169

Total stockholders’ equity (deficit)	19,530	21,316	87,247	(108,563)	19,530

	$330,341	$232,847	$172,638	$(331,806)	$404,020

CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net sales	$42,388	$68,384	$75,317	$(57,440)	$128,649

Cost of goods sold	41,020	53,630	64,920	(57,850)	101,720

Gross profit (loss)	1,368	14,754	10,397	410	26,929

Operating expenses:

Selling	7,132	2,908	2,927	—	12,967

General and administrative	6,574	2,153	1,901	—	10,628

Product development	2,359	(53)	—	—	2,306

Restructuring costs	—	1,445	—	—	1,445

Amortization of goodwill	—	650	—	—	650

Total operating expenses	16,065	7,103	4,828	—	27,996

Operating profit (loss)	(14,697)	7,651	5,569	410	(1,067)

Other (income) and expense:

Interest expense	9,024	2,382	(26)	—	11,380

Other (income) expense, net	(246)	328	(404)	—	(322)

Total other (income) expense	8,778	2,710	(430)	—	11,058

Income (loss) before income taxes and equity in earnings from joint venture	(23,475)	4,941	5,999	410	(12,125)

Income tax expense (benefit)	561	—	606	—	1,167

Equity in earnings from joint venture	744	—	—	—	744

Income (loss) before equity in income of consolidated subsidiaries	(23,292)	4,941	5,393	410	(12,548)

Equity in income of consolidated subsidiaries	10,744	—	—	(10,744)	—

Net income (loss)	$(12,548)	$4,941	$5,393	$(10,334)	$(12,548)

CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$34,609	$79,505	$94,116	$(76,318)	$131,912

Cost of goods sold	33,585	58,314	83,223	(75,523)	99,599

Gross profit (loss)	1,024	21,191	10,893	(795)	32,313

Operating expenses:

Selling	12,977	(1,427)	2,943	—	14,493

General and administrative	2,195	5,810	1,952	—	9,957

Product development	1,690	768	—	—	2,458

Restructuring costs	—	—	—	—	—

Total operating expenses	16,862	5,151	4,895	—	26,908

Operating profit (loss)	(15,838)	16,040	5,998	(795)	5,405

Other (income) and expense:

Interest expense (income)	7,146	(8)	4	—	7,142

Other (income) expense, net	764	(642)	601	—	723

Total other (income) expense	7,910	(650)	605	—	7,865

Income (loss) before income taxes and equity in earnings from joint venture	(23,748)	16,690	5,393	(795)	(2,460)

Income tax expense (benefit)	(2,583)	125	449	—	(2,009)

Equity in earnings from joint venture	741	—	—	—	741

Income (loss) before equity in income of consolidated subsidiaries	(20,424)	16,565	4,944	(795)	290

Equity in income of consolidated subsidiaries	20,714	—	—	(20,714)	—

Net income (loss)	$290	$16,565	$4,944	$(21,509)	$290

CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$104,980	$114,918	$150,330	$(116,362)	$253,866

Cost of goods sold	94,823	89,846	128,006	(117,097)	195,578

Gross profit (loss)	10,157	25,072	22,324	735	58,288

Operating expenses:

Selling	14,044	8,006	5,113	—	27,163

General and administrative	10,836	3,551	4,586	—	18,973

Product development	4,447	425	—	—	4,872

Restructuring costs	—	1,445	—	—	1,445

Amortization of goodwill	—	1,300	—	—	1,300

Total operating expenses	29,327	14,727	9,699	—	53,753

Operating profit (loss)	(19,170)	10,345	12,625	735	4,535

Other (income) and expense:

Interest expense (income)	15,577	5,168	(29)	—	20,716

Other (income) expense, net	339	(203)	(414)	—	(278)

Total other (income) expense	15,916	4,965	(443)	—	20,438

Income (loss) before income taxes and equity in earnings from joint venture	(35,086)	5,380	13,068	735	(15,903)

Income tax expense (benefit)	941	—	1,490	—	2,431

Equity in earnings from joint venture	1,360	—	—	—	1,360

Income (loss) before equity in income of consolidated subsidiaries	(34,667)	5,380	11,578	735	(16,974)

Equity in income of consolidated subsidiaries	17,693	—	—	(17,693)	—

Net income (loss)	$(16,974)	$5,380	$11,578	$(16,958)	$(16,974)

CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$75,746	$141,478	$175,290	$(143,260)	$249,254

Cost of goods sold	70,160	106,584	153,817	(142,070)	188,491

Gross profit (loss)	5,586	34,894	21,473	(1,190)	60,763

Operating expenses:

Selling	18,892	2,424	5,220	—	26,536

General and administrative	7,797	8,496	4,391	—	20,684

Product development	3,687	1,134	—	—	4,821

Restructuring costs	—	1,787	—	—	1,787

Total operating expenses	30,376	13,841	9,611	—	53,828

Operating profit (loss)	(24,790)	21,053	11,862	(1,190)	6,935

Other (income) and expense:

Interest expense (income)	15,071	27	—	—	15,098

Other (income) expense, net	566	(9,701)	(233)	—	(9,368)

Total other (income) expense	15,637	(9,674)	(233)	—	5,730

Income (loss) before income taxes, equity in earnings from joint venture and extraordinary item	(40,427)	30,727	12,095	(1,190)	1,205

Income tax expense (benefit)	(2,583)	(2,258)	1,407	—	(3,434)

Equity in earnings from joint venture	1,341	—	—	—	1,341

Income (loss) before equity in income of consolidated subsidiaries and extraordinary item	(36,503)	32,985	10,688	(1,190)	5,980

Equity in income of consolidated subsidiaries	42,483	—	—	(42,483)	—

Income before extraordinary item	5,980	32,985	10,688	(43,673)	5,980

Extraordinary gain	22,388	—	—	—	22,388

Net income (loss)	$28,368	$32,985	$10,688	$(43,673)	$28,368

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2002 (IN THOUSANDS)
(UNAUDITED)

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	CONSOLIDATED

SIX MONTHS ENDED JUNE 30, 2001

Net cash provided by (used in) operating activities	$22,297	$(8,573)	$(1,042)	$12,682

Cash flows from investing activities:

Cash received from joint venture partner	—	—	700	700

Proceeds from assets held for sale	2,053	—	—	2,053

Distribution of earnings from joint venture	616	—	—	616

Purchases of property, plant and equipment	(1,737)	(1,545)	(5,272)	(8,554)

Net cash used for investing activities	932	(1,545)	(4,572)	(5,185)

Cash flows from financing activities:

Repayments of credit facility, net of issuance costs	(7,504)	—	—	(7,504)

Other net activity with Parent	(15,154)	10,219	4,935	—

Net cash provided by (used for) financing activities	(22,658)	10,219	4,935	(7,504)

Effect of exchange rate changes on cash	—	—	(29)	(29)

Net (decrease) in cash and cash equivalents	571	101	(708)	(36)

Cash and cash equivalents, beginning of period	175	959	1,883	3,017

Cash and cash equivalents, end of period	$746	$1,060	$1,175	$2,981

SIX MONTHS ENDED JUNE 30, 2001

Net cash provided by operating activities	$17,974	$2,874	$18,262	$39,110

Cash flows from investing activities:

Distribution of earnings from joint venture	1,522	—	—	1,522

Proceeds from sale of business	—	15,100	—	15,100

Purchases of property, plant and equipment	(3,354)	(718)	(3,475)	(7,547)

Net cash provided by (used for) investing activities	(1,832)	14,382	(3,475)	9,075

Cash flows from financing activities:

Repayments of credit facility, net of issuance costs	(39,209)	—	—	(39,209)

Redemption of long-term debt	(11,549)	—	—	(11,549)

Debt issuance costs	(1,579)	—	—	(1,579)

Other net activity with Parent	34,086	(19,057)	(15,029)	—

Net cash provided by	(18,251)	(19,057)	(15,029)	(52,337)

(used for) financing	—	—	—	—

activities Effect of exchange rate changes on cash	—	—	(193)	(193)

Net increase (decrease) in cash and cash equivalents	(2,109)	(1,801)	(435)	(4,345)

Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$1,974	$(489)	$4,285	$5,770

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Holmes Group, Inc., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have a leading U.S. market share in each of these product categories. Our kitchen appliances include Crock-Pot® slow cookers, roaster ovens, skillets, and deep fryers where we believe we hold the number one or two market share and other similar small kitchen electric appliances. We believe that our strong market position is attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality, and presence and experience in the Far East.

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

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net Sales. Net sales for the second quarter of fiscal 2002 were $131.9 million compared to $128.6 million for the second quarter of fiscal 2001, an increase of $3.3 million or 2.6%. Excluding shipments from the Pollenex division, which was sold in January 2002, net sales increased $6.9 million or 5.5%. This was primarily due to increased shipments of kitchen electric products over the corresponding period of 2001. A decline in home environment shipments, mainly in the fan, heater, humidifier and lighting categories, partially offset the increase in kitchen electric shipments. Lower product returns versus the second quarter of 2001 also contributed to the increase in net sales.

Gross Profit. Gross profit for the second quarter of 2002 was $32.3 million compared to $26.9 million for the second quarter of 2001, an increase of $5.4 million or 20.0%. As a percentage of net sales, gross profit increased to 24.5% for the second quarter of 2002 from 20.9% for the second quarter of 2001. The primary reason for improvement in gross profit was the increase in kitchen electrics volume as noted above in net sales as well as improved product gross margins as compared to the second quarter of 2001. This was offset in part by higher discounts and allowances during the second quarter of 2002 versus 2001.

Selling Expenses. Selling expenses for the second quarter of 2002 were $14.5 million compared to $13.0 million for the second quarter of 2001, an increase of $1.5 million or 11.5%. As a percentage of net sales, selling expenses increased to 11.0% for the second quarter of 2002 from 10.1% for the second quarter of 2001. The increase was due to increases in a number of selling expenses including salaries and temporary help and other payroll related expenses, group health insurance and selling commissions.

General and Administrative Expenses. General and administrative expenses for the second quarter of 2002 were $9.7 million compared to $10.6 million for the second quarter of 2001, a decrease of $0.6 million or 5.7%. As a percentage of net sales, general and administrative expenses decreased to 7.6% for the second quarter of 2002 from 8.2% for the second quarter of 2001. The decrease in general and administrative expense was attributable to a number of factors including a reduction in bank and consulting fees associated with the March 22, 2002 amended credit facility versus those associated with the amendment negotiated during the second quarter of 2001.

Product Development Expenses. Product development expenses for the second quarter of 2002 were $2.5 million compared to $2.3 million for the second quarter of 2001, an increase of $0.2 million or 8.7%. The expenditures in 2002 relate to the development of a number of new products across all the product lines.

Restructuring Costs. There were no restructuring costs during the second quarter of 2002. Restructuring costs for 2001 were related to the closure of the Sedalia, Missouri manufacturing plant announced in June 2001. The costs were made up of certain employee termination benefits and property, plant and equipment write-downs.

Other (Income) Expense. Other (income) expense for the second quarter of 2002 was $7.9 million compared to $11.1 million for the second quarter of 2001. Interest expense was $7.1 million for the second quarter of 2002 versus $11.4 million for the second quarter of 2001, a decrease of $4.3 million or 37.7%. The decrease was due to lower overall debt levels and lower interest rates during the quarter versus the prior year. Other income (expense) was $(0.7) million for the second quarter of 2002 versus income of $0.3 million for the second quarter of 2001. The 2002 expense represents foreign exchange losses during the quarter.

Income Tax Expense (Benefit). The income tax expense (benefit) for the second quarter of 2002 was a benefit of $(2.0) million compared to an expense of $1.2 million in 2001. The Company recorded a benefit in the second quarter of 2002 due to the Company’s final assessment of tax law changes with respect to net operating loss carrybacks, that will allow the Company to recoup previously paid taxes.

Equity in Earnings from Joint Venture. We recorded $0.7 million in equity in earnings from our joint venture with General Electric in the second quarter of 2002 and 2001.

Net Income. As a result of the foregoing factors, our net income for the second quarter of 2002 was $0.3 million, compared to a net loss of $12.5 million in the second quarter of 2001.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net Sales. Net sales for the first half of fiscal 2002 were $249.3 million compared to $253.9 million for the first half of fiscal 2001, a decrease of $4.6 million or 1.8%. Excluding shipments from the Pollenex division, which was sold in January 2002, net sales increased $2.4 million or 1.0%. This was primarily due to shipments of kitchen electric products continuing to show a significant increase over the corresponding period of 2001. The kitchen increase was offset in part by lower home environment shipments mainly in the fan, heater and humidifier categories. Fan shipments were impacted by the higher carryover inventory that retailers had from the 2001 season and heaters and humidifiers were affected by the warmer winter weather during the first half of 2002.

Gross Profit. Gross profit for the first half of 2002 was $60.8 million compared to $58.3 million for the first half of 2001, an increase of $2.5 million or 4.3%. As a percentage of net sales, gross profit increased to 24.4% for the first half of 2002 from 23.0% for the first half of 2001. Gross profit improved primarily because of the increase in kitchen electrics volume as noted above as well as improved product gross margins as compared with the first half of 2001. Lower returns during the first half of 2002 versus 2001 also positively impacted gross profit. However, partially offsetting the kitchen increases were higher discounts and allowances in the first half of 2002 versus 2001.

Selling Expenses. Selling expenses for the first half of 2002 were $26.5 million compared to $27.2 million for the first half of 2001, a decrease of $0.7 million or 2.6%. As a percentage of net sales, selling expenses decreased to 10.6% for the first half of 2002 from 10.7% for the first half of 2001. The decrease was due to reductions in a number of sales and marketing expenses including sales packaging, telephone and sales samples.

General and Administrative Expenses. General and administrative expenses for the first half of 2002 were $20.4 million compared to $19.0 million for the first half of 2001, an increase of $1.7 million or 8.9%. As a percentage of net sales, general and administrative expenses increased to 8.3% for the first half of 2002 from 7.5% for the first half of 2001. The increase in general and administrative expense was attributable to a number of factors including insurance expense, information technology costs related to a major system implementation, warranty and product liability costs and pension expense. The total system implementation costs expensed year to date are approximately $2.3 million.

Product Development Expenses. Product development expenses for the first half of 2002 were $4.8 million compared to $4.9 million for the first half of 2001, a decrease of $0.1 million or 2.0%. The expenditures in 2002 relate to the development of a number of new products across all the product lines.

Restructuring Costs. Restructuring costs for the first half of 2002 were $1.8 million. These costs related to the closing of the Sedalia, Missouri distribution center announced in January 2002. The costs were made up of the write-down of redundant property, plant and equipment and facility exit costs. The activities of the distribution center were relocated to other facilities in Missouri and California during the second quarter of 2002.

Other (Income) Expense. Other (income) expense for the first half of 2002 was $5.7 million compared to $20.4 million for the first half of 2001. Interest expense was $15.1 million for the first half of 2002 versus $20.7 million for the first half of 2001, a decrease of $5.6 million or 27.1%. The decrease was due to lower overall debt levels and lower interest rates during the first half of 2002 versus the prior year. Interest expense for the first half of 2002 included a non-cash charge of $1.4 million for deferred financing fees associated with the amended credit facility. The non-cash charge for the first half of 2001 was $0.8 million. Other income was $9.4 million for the first half of 2002 versus $0.3 million for the first half of 2001. The 2002 amount represents the gain on the sale of the Pollenex division in January 2002 of $9.1 million with the remainder primarily related to foreign exchange gains.

Income Tax Expense (Benefit). The income tax expense (benefit) for the first half of 2002 was a benefit of $(3.4) million compared to an expense of $2.4 million in 2001. The Company recorded a benefit in the first half of 2002 due to the Company’s final assessment of tax law changes with respect to net operating loss carrybacks, that will allow the Company to recoup previously paid taxes.

Equity in Earnings from Joint Venture. We recorded $1.3 million in equity in earnings from our joint venture with General Electric in the first half of 2002 versus $1.4 million in 2001.

Extraordinary Gain. In March 2002, the Company repurchased $36.2 million face amount of its senior subordinated notes. The purchase price was $11.5 million plus accrued interest, which was funded with proceeds of the revolving credit loan B. The Notes repurchased were retired and cancelled. This resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the six months ended June 30, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the senior subordinated notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carryforwards.

Net Income. As a result of the foregoing factors, our net income for the first half of 2002 was $28.4 million, compared to a net loss of $17.0 million in the first half of 2001.

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

Holmes’ cash and cash equivalents decreased to $5.8 million at June 30, 2002, from $10.1 million at December 31, 2001. The decrease resulted primarily from $52.3 million used for financing activities partially offset by the cash provided by investing and operating activities of $48.0 million.

Cash provided by operations for the six months ended June 30, 2002 and 2001 was $39.1 million and $12.7 million, respectively. Cash provided by operations for 2002 consisted primarily of $6.4 million from net income adjusted for non-cash items and increased by $32.7 million provided by working capital activities. Net cash provided by working capital activities resulted from a decline in accounts receivable primarily due to collections on the heavy sales from the fourth quarter of 2001 and increases in accounts payable and accrued expenses from working capital management, offset in part by an increase in inventory due to the timing of some seasonal shipments.

Cash provided by (used for) investing activities for the six months ended June 30, 2002 was $9.1 million compared to $(5.2) million in 2001. Included in 2002 was $15.1 million in proceeds received in connection with the sale of the Pollenex division. The proceeds were offset by $7.5 million invested in capital expenditures for property, plant and equipment. These expenditures included approximately $2.9 million to in-process capital expenditures related to the system implementation during the first six months of 2002. We received $1.5 million in earnings distributions from the joint venture. We expect to spend approximately $15 million on capital expenditures in 2002, primarily related to the expansion of our China manufacturing facilities, system implementation and on-going tooling costs to support product development needs.

Cash used for financing activities for the six months ended June 30, 2002 and 2001 was $(52.3) million and $(7.5) million, respectively. Cash used for financing in 2002 reflected repayments on the revolving line of credit using cash flow from operations and also the repurchase of a portion of the outstanding senior subordinated notes and debt issuance costs associated with the March 2002 Credit Facility amendment.

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

Availability under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2002, our availability was $49.8 million, net of outstanding letters of credit totaling $9.7 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the tranche A term loan and the revolving credit facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

In conjunction with the Fifth Amendment, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the revolving credit loan B. The Notes repurchased were retired and cancelled. This resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the six months ended June 30, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the senior subordinated notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carryforwards. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose. As of June 30, 2002, $99.5 million of Senior Subordinated Notes were outstanding, due November 2007.

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

The Company’s application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. For the three and six months ended June 30, 2001, the Company’s net loss, adjusted for $0.7 million and $1.3 million of amortization expense recorded in the consolidated statement of operations, which is no longer being amortized in accordance with the provisions of FAS 142, is approximately $11.8 million and $15.7 million, respectively. In connection with the adoption of FAS 142, the Company does not expect to record any reclassifications to its goodwill balance. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company had until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company has completed step one of the goodwill impairment test during the second quarter of 2002 and has determined that goodwill associated with the kitchen and home environment reporting units is significantly impaired under FAS 142. This impairment loss will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Impairment losses recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

As of June 30, 2002, the Company had goodwill of approximately $80 million which is subject to the transitional goodwill impairment test. The Company has identified its reporting units and is in the process of allocating goodwill, other assets and liabilities to those reporting units. The Company’s reporting units, which include a recorded goodwill balance, are home environment and kitchen. These reporting units are recorded within the consumer durables segment as reported in Note 8 of the consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company is currently evaluating the effect of implementing FAS No. 143.

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

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus reached, the Company adopted the required accounting as of January 1, 2002, and reclassified as deductions from net sales approximately $2.3 million and $4.3 million of cooperative advertising expenses which were previously classified as selling expenses in the consolidated statement of operations for the three and six months ended June 30, 2001, respectively.

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS No. 145”) in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS No. 4”), FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy, Sinking Fund Requirements” (“FAS No. 64”) and FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases” (“FAS No. 13”) and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for the Company related to the rescission of FAS No. 4 and FAS No. 64 on January 1, 2003. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the effect of implementing FAS No. 145.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2002, the carrying value of our debt totaled $278.2 million. The fair value approximated $253.3 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

At June 30, 2002, the Company had fixed rate debt of $99.5 million and variable rate debt of $178.7 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $5.3 million. Based on the amounts of variable rate debt outstanding at June 30, 2002, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.8 million, holding other variables constant.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 20, 2002, the stockholders of the Company (there being no abstentions or broker non-votes) elected each of Messrs. Jordan A. Kahn, Woon Fai (Tommy) Liu, Richard K. Lubin, Peter J. Martin, Fred J. Musone, Randy Peeler, and Gregory F. White to serve as directors for a term expiring at the Company’s next annual meeting by the following votes:

Nominee	Votes For	Votes Withheld

Jordan A. Kahn	19,183,465	0

Woon Fai Liu	19,183,465	0

Richard K. Lubin	19,183,465	0

Peter J. Martin	19,183,465	0

Fred J. Musone	19,183,465	0

Randy Peeler	19,183,465	0

Gregory F. White	19,183,465	0

ITEM 5. OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on August 22, 2002 at 10 a.m., Eastern time in order for investors and other interested stakeholders to hear management’s views on our results of operations during the first half of 2002. If you are interested in accessing the call in listen-only mode, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

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

THE HOLMES GROUP, INC.
Registrant

August 14, 2002	By: /s/ Peter J. Martin

Peter J. Martin, President and

Chief Executive Officer

(Principal Executive Officer)

August 14, 2002	By: /s/ John M. Kelliher

John M. Kelliher, Senior Vice President and Chief

Financial Officer

(Principal Financial and

Accounting Officer)