Form 10-Q
period 2002-09-30
HOLMES GROUP INC
filed 2002-11-13
CIK 1052490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBERS:	333-44473

333-77905

THE HOLMES GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS	04-2768914

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

ONE HOLMES WAY, MILFORD MASSACHUSETTS	01757

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(508) 634-8050
(REGISTRANT’S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES	NO

☒	☐

THE HOLMES GROUP, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

		PAGE
PART I.	FINANCIAL INFORMATION:

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2002 (UNAUDITED), DECEMBER 31, 2001 AND SEPTEMBER 30, 2001 (UNAUDITED)	3

	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II.	OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27

SIGNATURES AND OFFICER CERTIFICATES		28-32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HOLMES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,	SEPTEMBER 30,
	2002	2001	2001
	(UNAUDITED)		(UNAUDITED)

ASSETS

Current assets:

Cash and cash equivalents	$4,686	$10,115	$5,461

Accounts receivable, net	110,570	144,249	123,910

Inventories	138,766	103,195	133,585

Prepaid expenses and other current assets	9,935	5,317	3,788

Deferred income taxes	13,643	13,643	14,749

Total current assets	277,600	276,519	281,493

Assets held for sale	5,659	86	261

Property, plant and equipment, net	61,038	69,096	67,782

Goodwill, net	79,838	79,838	81,597

Deposits and other assets	4,395	4,985	6,213

Debt issuance costs, net	12,023	13,071	14,090

	$440,553	$443,595	$451,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	58,107	36,743	61,863

Current portion of Credit Facility	8,928	8,476	8,076

Accrued income taxes	9,705	6,457	8,440

Accrued expenses and other current liabilities	46,304	43,159	37,157

Total current liabilities	123,044	94,835	115,536

Long-term portion of Credit Facility	181,825	209,406	195,225

Long-term debt	99,523	135,298	135,269

Other long-term liabilities	7,645	7,485	7,698

Deferred income taxes	5,657	5,954	4,704

Commitments and contingencies

Stockholders’ equity (deficit):

Common stock, $.001 par value. Authorized - 28,500,000 shares; Issued and outstanding - 20,302,995 shares	20	20	20

Additional paid in capital	68,874	68,874	68,874

Accumulated other comprehensive income (loss)	(159)	(2)	(281)

Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)	(62,076)

Retained earnings (deficit)	16,200	(16,199)	(13,533)

Total stockholders’ equity (deficit)	22,859	(9,383)	(6,996)

	$440,553	$443,595	$451,436

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

Net sales	$153,549	$158,309	$402,803	$412,175

Cost of goods sold	111,320	118,726	299,811	314,304

Gross profit	42,229	39,583	102,992	97,871

Operating expenses:

Selling and administrative	27,626	25,336	79,667	76,344

Restructuring and plant closing	1,350	550	3,137	1,995

Amortization of goodwill	—	649	—	1,949

	28,976	26,535	82,804	80,288

Operating income	13,253	13,048	20,188	17,583

Other income and expense:

Interest expense	7,286	8,548	22,384	29,264

Other income, net	(591)	(393)	(9,959)	(671)

	6,695	8,155	12,425	28,593

Income (loss) before income taxes, equity in earnings from joint venture and extraordinary gain	6,558	4,893	7,763	(11,010)

Income tax expense (benefit)	3,180	1,324	(254)	3,755

Equity in earnings from joint venture	(653)	(516)	(1,994)	(1,876)

Income (loss) before extraordinary item	4,031	4,085	10,011	(12,889)

Extraordinary gain	—	—	22,388	—

Net income (loss)	$4,031	$4,085	$32,399	$(12,889)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED

	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

Cash flows from operating activities:

Net income (loss)	$32,399	$(12,889)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	10,236	11,934

Amortization of debt related costs and other non-cash interest	5,151	4,630

Provision for doubtful accounts	1,532	894

Gain on disposal of assets	(386)	(559)

Gain on sale of business	(9,088)	—

Extraordinary gain	(22,388)	—

Deferred income taxes	—	(24)

Restructuring and asset impairment charges	2,971	718

Changes in operating assets and liabilities:

Accounts receivable	30,328	(305)

Inventories	(40,069)	(2,535)

Prepaid expenses and other current assets	(4,618)	2,863

Deposits and other assets	(590)	(4,163)

Accounts payable	21,364	31,456

Accrued expenses and other current liabilities	(2,180)	2,957

Accrued income taxes	3,248	3,723

Net cash provided by operating activities	27,910	38,700

Cash flows from investing activities:

Proceeds from sale of business and assets held for sale	15,100	2,053

Distribution of earnings from joint venture	1,819	1,360

Purchases of property, plant and equipment	(9,843)	(11,095)

Cash received from joint venture partner	—	700

Net cash provided by (used for) investing activities	7,076	(6,982)

Cash flows from financing activities:

Repayments of Credit Facility, net of issuance costs	(27,129)	(29,124)

Redemption of long-term debt	(11,550)	—

Debt issuance costs	(1,579)	—

Net cash used for financing activities	(40,258)	(29,124)

Effect of exchange rate changes on cash	(157)	(150)

Net increase (decrease) in cash and cash equivalents	(5,429)	2,444

Cash and cash equivalents, beginning of period	10,115	3,017

Cash and cash equivalents, end of period	$4,686	$5,461

Supplemental disclosure of cash flow information:

Cash paid for interest	$15,224	$21,967

Cash paid for income taxes	$920	$143

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial information included in this Form 10-Q of The Holmes Group, Inc. (“THG” or the “Company”) for the periods ended September 30, 2001 and 2002 is unaudited and subject to year-end adjustments. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended September 30, 2001 and 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed audited consolidated financial statements for the year ended December 31, 2001 on Form 10-K which included all information and footnotes necessary for such presentation.

The Company’s preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the respective periods. The most significant estimates included in these financial statements include valuation allowances and reserves for accounts receivable and customer sales incentive programs, inventory and income taxes. Actual results could differ from those estimates.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

FAS 142 supersedes APB No. 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company’s application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million for the year ending December 31, 2002. For the three and nine months ended September 30, 2001, the Company’s net income (loss), adjusted for $0.6 million and $1.9 million of amortization expense recorded in the consolidated statement of operations, which is no longer being amortized in accordance with the provisions of FAS 142, was approximately $4.7 million and $(10.9) million, respectively. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company had until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible, but no later than the end of fiscal 2002. The Company completed step one of the goodwill impairment test during the second quarter of 2002 and determined that goodwill associated with the Kitchen and Home Environment reporting units is significantly impaired under FAS 142. This impairment loss will be reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. Impairment losses recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As of September 30, 2002, the Company had goodwill of approximately $80 million related to its Kitchen and Home Environment reporting units, which is subject to the transitional goodwill impairment test. These reporting units are recorded within the Consumer Durables segment as reported in Note 7. Because of the level of effort needed to comply with adopting FAS 142, it is not practicable to reasonably estimate the impairment charge that the Company will record upon finalization of the FAS 142 implementation provisions. However, the Company expects to write off a material amount of goodwill upon adoption of the new standard.

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

In November 2001, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus, the Company adopted the required accounting as of January 1, 2002, and reclassified approximately $4.8 million and $9.1 million of cooperative advertising expenses as deductions from net sales for the three and nine months ended September 30, 2001, respectively. These costs were previously classified as selling and administrative expenses in the consolidated statement of operations.

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS No. 145”) in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS No. 4”), FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (“FAS No. 64”) and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases” (“FAS No. 13”) and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for THG related to the rescission of FAS No. 4 and FAS No. 64 on January 1, 2003. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. The Company is currently evaluating the effect of implementing FAS No. 17.

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

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

3.	RESTRUCTURING CHARGES AND OTHER BUSINESS DIVESTITURES

Subsequent to the acquisition of the Rival business on February 5, 1999, the Company initiated certain restructuring actions to effectively integrate and consolidate Rival’s operations into THG. As part of the actions taken in fiscal 2000, the Company announced the closure of Rival’s Warrensburg, Missouri facility. This facility was subsequently sold during the first quarter of 2001 for $1,965,000, resulting in a net gain of $559,000. This gain was included in other income in the consolidated statement of operations for the nine months ended September 30, 2001.

In June 2001, the Company announced the closure of Rival’s Sedalia, Missouri manufacturing facility. The activities of this plant were moved to the other existing plants in Clinton, Missouri and Jackson, Mississippi, resulting in the elimination of approximately 300 manufacturing, engineering and office positions. In connection with the closure, the Company recorded a restructuring charge of $727,000 to cover severance and other employee related costs. The Company also recorded $467,000 in restructuring charges related to the Sedalia plant closure, including asset write-downs of redundant property, plant and equipment of $417,000 and facility exit costs of $50,000. The remaining net book value of the Sedalia plant is included in assets held for sale in the consolidated balance sheet. For the nine months ended September 30, 2001, operating costs also included $550,000 of plant closing costs, which are expensed as incurred.

In January 2002, the Company announced that its Sedalia, Missouri distribution center would be closed. The activities of this facility were moved to the other existing distribution centers in Clinton, Missouri and in California. In connection with this facility closure, the Company recorded a restructuring charge of $1,787,000, which included $1,687,000 of asset write-downs of redundant property, plant and equipment to the estimated net realizable value and facility exit costs of $100,000. During the third quarter of 2002, the Company recorded additional restructuring charges of $1,350,000 related to the Sedalia distribution center closing. The additional restructuring costs in the third quarter of 2002 included $66,000 in severance payments for employees who elected not to transfer to other facilities and $1,284,000 of additional reserves to further reduce the carrying value of the redundant assets to estimated net realizable value. The remaining net book value of the facility is included in assets held for sale in the consolidated balance sheet as of September 30, 2002.

The restructuring reserve activity for fiscal 2002 is as follows (in thousands):

	Employee	Facility	Total
	Severance	Exit and	Accrued
	Costs	Other Costs	Restructuring

Balance at December 31, 2001	$396	$50	$446

Restructuring charges	66	100	166

Cash payments	(462)	—	(462)

Balance at September 30, 2002	$0	$150	$150

On January 14, 2002, the Company sold substantially all of the assets of its Pollenex® division, which marketed personal care products, for approximately $15.1 million. The cash proceeds received in this transaction exceeded the net assets of the business, which consisted primarily of inventory and equipment, by approximately $9.1 million, resulting in a gain which has been recorded as other income in the consolidated statement of operations for the nine months ended September 30, 2002.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

4.	INVENTORIES

All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 80% of the inventories and the last-in, first-out method (LIFO) for the remaining 20% of the inventory. Inventories are as follows (in thousands):

	September 30, 2002	December 31, 2001	September 30, 2001

Finished goods	$116,373	$80,212	$103,589

Raw materials and Work-in-process	23,043	23,183	30,296

	139,416	103,395	133,885

LIFO allowance	(650)	(200)	(300)

	$138,766	$103,195	$133,585

5.	LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

	September 30, 2002	December 31, 2001	September 30, 2001

Revolving Credit Facility	$97,208	$111,500	$95,200

Term Loan A due February 4, 2005	17,365	24,777	26,343

Term Loan B due February 4, 2007	76,180	81,605	81,758

Total Credit Facility	190,753	217,882	203,301

9 7/8% Senior Subordinated Notes, net of unamortized discount, due November 15, 2007	99,523	135,298	135,269

Less current maturities of Credit Facility	(8,928)	(8,476)	(8,076)

	$281,348	$344,704	$330,494

Credit Facility

On March 22, 2002, the Company and its lending group agreed to a Fifth Amendment to the Company’s Credit Facility. The Fifth Amendment revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004. Under the Fifth Amendment, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. The Revolving Credit Loan B of the Credit Facility is supported by the guarantee of two investment funds affiliated with Berkshire Partners, the Company’s majority shareholder (“Berkshire Partners”). The Berkshire Partners’ guarantee was established in connection with the Fourth Amendment of the Credit Facility in May 2001. Actual availability under these Revolving Credit Facilities is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the Revolving Credit Loan B was extended from July 1, 2002 to July 1, 2004. The maturity date of the Revolving Credit Loan A and the Term Loan A remained February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. The maturity date of the Term Loan B remained February 5, 2007. As part of the Fifth Amendment, the applicable interest rate margins on the Revolving Credit Loan B were reduced, while the margins on the Revolving Credit Loan A and Term Loans A and B were increased.

Effective May 7, 2001, the Company agreed to pay Berkshire Partners a fee of $1.1 million as consideration for their guarantee of up to $43.5 million of the obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for a fee of 2.25% per annum, compounded annually, on the $40.0 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loans is calculated at 20% per annum, compounded annually. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

As of September 30, 2001, December 31, 2001 and September 30, 2002, the Company’s availability was $67.4 million, $63.7 million and $63.5 million, respectively, net of outstanding letters of credit totaling $8.1 million, $4.8 million and $10.7 million, respectively. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company’s option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending upon certain financial ratios. The weighted average interest rate of borrowings under the Credit Facility was 5.8% at September 30, 2002, 6.2% at December 31, 2001 and 8.5% at September 30, 2001.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Senior Subordinated Notes

The Company’s Senior Subordinated Notes were issued as part of a recapitalization transaction in 1997 ($105 million) and to partially finance the Rival acquisition in 1999 ($31.3 million). The Notes, which are due November 15, 2007, are subordinated to the Company’s other debt, including the Credit Facility.

In conjunction with the Fifth Amendment of the Credit Facility, as described above, the Company repurchased from the two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B described above. The Notes repurchased were retired and cancelled. This transaction resulted in an extraordinary gain on the early retirement of debt totaling $22.4 million, which has been reflected in the consolidated statement of operations for the nine months ended September 30, 2002. This gain is net of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the Senior Subordinated Notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with domestic operating losses. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

6.	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table (in thousands):

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss)	$4,031	$4,085	$32,399	$(12,889)

Foreign currency translation adjustments	(702)	(213)	(157)	(522)

Comprehensive income (loss)	$3,329	$3,872	$32,242	$(13,411)

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7.	BUSINESS SEGMENTS

The Company currently manages its operations through three business segments: Consumer Durables, International and Far East Manufacturing. The Consumer Durables segment sells products including fans, heaters, humidifiers, air purifiers, lighting products, Crock-Pot ® slow cookers and other small kitchen electric appliances to retailers throughout the United States. The Consumer Durables segment is made up of home environment products and kitchen electric products, which are considered one business segment due to the similar customer base and distribution channels. The International segment sells the Company’s products outside the United States, predominantly in Canada, Latin America and Europe. The Far East Manufacturing segment represents the Company’s manufacturing and sourcing operations located primarily at Holmes Products (Far East) Limited (HPFEL).

Summary financial information for each reportable segment for the three and nine month periods ended September 30, 2002 and 2001 is as follows (in thousands):

	Consumer				Consolidated
THREE MONTHS ENDED	Durables	Far East	International	Eliminations	Total

September 30, 2002:

Net sales	$132,054	$100,252	$16,270	$(95,027)	$153,549

Operating income(loss)	2,873	7,921	3,029	(570)	13,253

September 30, 2001:

Net sales	$140,542	$104,323	$13,159	$(99,715)	$158,309

Operating income(loss)	5,590	6,576	962	(80)	13,048

NINE MONTHS ENDED

September 30, 2002:

Net sales	$349,278	$252,193	$39,619	$(238,287)	$402,803

Operating income(loss)	(864)	19,371	3,441	(1,760)	20,188

September 30, 2001:

Net sales	$360,440	$232,323	$35,489	$(216,077)	$412,175

Operating income(loss)	(3,235)	18,356	1,807	655	17,583

The following information is summarized by geographic area (in thousands):

				Consolidated
	United States	Far East	International	Total

Net sales:

Three months ended September 30, 2002	$132,054	$5,225	$16,270	$153,549

Three months ended September 30, 2001	140,542	4,608	13,159	158,309

Nine months ended September 30, 2002	349,278	13,906	39,619	402,803

Nine months ended September 30, 2001	360,440	16,246	35,489	412,175

Long-lived assets:

September 30, 2002	37,727	32,854	511	71,092

December 31, 2001	41,159	32,443	565	74,167

September 30, 2001	35,202	32,241	600	68,043

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

9.	CONDENSED CONSOLIDATING INFORMATION

The Company’s Senior Subordinated Notes are guaranteed by Rival and its domestic subsidiary and Holmes Manufacturing Corp. (“Manufacturing”), Holmes Motor Corp. (“Motor”) and Holmes Air (Taiwan) Corp. (“Taiwan”), but are not guaranteed by THG’s other subsidiary, HPFEL, or Rival’s five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Bionaire International B.V., The Holmes Group Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V., the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan and Manufacturing had no revenues or operations during the periods presented. As further described in Note 15 of the Company’s audited financial statements for the year ended December 31, 2001, certain of HPFEL’s subsidiaries in China have restrictions on distributions to their parent companies.

THE HOLMES GROUP, INC.
CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2001 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$4,083	$1,312	$4,720		$10,115

Accounts receivable, net	39,173	82,725	22,351		144,249

Inventories	34,042	49,055	24,922	$(4,824)	103,195

Prepaid expenses and other current assets	2,136	42	3,139		5,317

Deferred income taxes	8,578	5,065			13,643

Due from affiliates	191,656	89	71,859	(263,604)

Total current assets	279,668	138,288	126,991	(268,428)	276,519

Assets held for sale		86			86

Property, plant and equipment, net	7,585	28,503	33,008		69,096

Goodwill, net		79,838			79,838

Deposits and other assets	20,139	2,229	579	(4,891)	18,056

Investments in consolidated subsidiaries	59,423		3,700	(63,123)

	$366,815	$248,944	$164,278	$(336,442)	$443,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$3,906	$6,945	$30,783	$(4,891)	$36,743

Current portion of Credit Facility	8,476				8,476

Accrued expenses	19,112	16,672	7,375		43,159

Accrued income taxes		2,600	3,857		6,457

Due to affiliates		230,535	36,669	(267,204)

Total current liabilities	31,494	256,752	78,684	(272,095)	94,835

Credit Facility	209,406				209,406

Long-term debt	135,298				135,298

Other long-term liabilities			7,485		7,485

Deferred income taxes		3,861	2,093		5,954

Stockholders’ equity (deficit):

Common stock, $.001 par value	20	2		(2)	20

Common stock, $1 par value			3,800	(3,800)

Additional paid in capital	68,874				68,874

Accumulated other comprehensive income	(2)		(160)	160	(2)

Treasury stock	(62,076)				(62,076)

Retained earnings (deficit)	(16,199)	(11,671)	72,376	(60,705)	(16,199)

Total stockholders’ equity (deficit)	(9,383)	(11,669)	76,016	(64,347)	(9,383)

	$366,815	$248,944	$164,278	$(336,442)	$443,595

THE HOLMES GROUP, INC.
CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS

Current assets:

Cash and cash equivalents	$2,811	$(489)	$2,364	$		$4,686

Accounts receivable, net	23,545	60,628	26,397			110,570

Inventories	43,486	69,464	32,641		(6,825)	138,766

Prepaid expenses and other current assets	4,361	2,743	2,831			9,935

Deferred income taxes	8,994	4,649				13,643

Due from affiliates	178,418	89	98,231		(276,738)

Total current assets	261,615	137,084	162,464		(283,563)	277,600

Assets held for sale		5,659				5,659

Property, plant and equipment, net	9,471	19,248	32,319			61,038

Goodwill, net		79,838				79,838

Deposits and other assets	18,257	2,006	1,046		(4,891)	16,418

Investments in consolidated subsidiaries	107,031		3,701		(110,732)

	$396,374	$243,835	$199,530		$(399,186)	$440,553

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	8,585	6,395	48,018		(4,891)	58,107

Current portion of Credit Facility	8,928					8,928

Accrued expenses	19,344	20,606	6,354			46,304

Accrued income taxes	(859)	2,765	7,799			9,705

Due to affiliates	55,754	193,443	31,243		(280,440)

Total current liabilities	91,752	223,209	93,414		(285,331)	123,044

Credit Facility	181,825					181,825

Long-term debt	99,523					99,523

Other long-term liabilities			7,645			7,645

Deferred income taxes	416	3,443	1,798			5,657

Stockholders’ equity (deficit):

Common stock, $.001 par value	20	2			(2)	20

Common stock, $1 par value			3,800		(3,800)

Additional paid in capital	68,874					68,874

Accumulated other comprehensive income	(159)		(320)		320	(159)

Treasury stock	(62,076)					(62,076)

Retained earnings (deficit)	16,199	17,181	93,193		(110,373)	16,200

Total stockholders’ equity (deficit)	22,858	17,183	96,673		(113,855)	22,859

	396,374	$243,835	$199,530		$(399,186)	$440,553

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Elimination	Consolidated

Net sales	$66,363	$74,179	$117,482	$(99,715)	$158,309

Cost of goods sold	51,950	61,343	105,068	(99,635)	118,726

Gross profit (loss)	14,413	12,836	12,414	(80)	39,583

Operating expenses:

Selling and administrative	16,485	3,975	4,876		25,336

Restructuring and plant closing		550			550

Amortization of goodwill		649			649

	16,485	5,174	4,876		26,535

Operating profit (loss)	(2,072)	7,662	7,538	(80)	13,048

Other income and expense:

Interest expense	5,689	2,861	(2)		8,548

Other expense (income), net	251	51	(695)		(393)

	5,940	2,912	(697)		8,155

Income (loss) before income taxes and equity in earnings from joint venture	(8,012)	4,750	8,235	(80)	4,893

Income tax expense	594		730		1,324

Equity in earnings from joint venture	(516)				(516)

Income (loss) before equity in income of consolidated subsidiaries	(8,090)	4,750	7,505	(80)	4,085

Equity in income of consolidated subsidiaries	(12,175)			12,175

Net income (loss)	$4,085	$4,750	$7,505	$(12,255)	$4,085

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$54,997	$77,058	$116,521	$(95,027)	$153,549

Cost of goods sold	43,034	62,330	100,413	(94,457)	111,320

Gross profit (loss)	11,963	14,728	16,108	(570)	42,229

Operating expenses:

Selling and administrative	5,659	16,810	5,157		27,626

Restructuring		1,350			1,350

	5,659	18,160	5,157		28,976

Operating profit (loss)	6,304	(3,432)	10,951	(570)	13,253

Other income and expense:

Interest expense (income)	7,282	15	(11)		7,286

Other expense (income), net	(774)	812	(629)		(591)

	6,508	827	(640)		6,695

Income (loss) before income taxes and equity in earnings from joint venture	(204)	(4,259)	11,591	(570)	6,558

Income tax expense (benefit)		(127)	3,307		3,180

Equity in earnings from joint venture	(653)				(653)

Income (loss) before equity in income of consolidated subsidiaries	449	(4,132)	8,284	(570)	4,031

Equity in income of consolidated subsidiaries	(3,582)			3,582

Net income (loss)	$4,031	$(4,132)	$8,284	$(4,152)	$4,031

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$171,343	$189,097	$267,812	$(216,077)	$412,175

Cost of goods sold	146,773	151,189	233,074	(216,732)	314,304

Gross profit (loss)	24,570	37,908	34,738	655	97,871

Operating expenses:

Selling and administrative	45,812	15,957	14,575		76,344

Restructuring and plant closing		1,995			1,995

Amortization of goodwill		1,949			1,949

	45,812	19,901	14,575		80,288

Operating profit (loss)	(21,242)	18,007	20,163	655	17,583

Other income and expense:

Interest expense (income)	21,266	8,029	(31)		29,264

Other expense (income), net	590	(152)	(1,109)		(671)

	21,856	7,877	(1,140)		28,593

Income (loss) before income taxes and equity in earnings from joint venture	(43,098)	10,130	21,303	655	(11,010)

Income tax expense	1,535		2,220		3,755

Equity in earnings from joint venture	(1,876)				(1,876)

Income (loss) before equity in income of consolidated subsidiaries	(42,757)	10,130	19,083	655	(12,889)

Equity in income of consolidated subsidiaries	(29,868)			29,868

Net income (loss)	$(12,889)	$10,130	$19,083	$(29,213)	$(12,889)

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$130,743	$218,536	$291,811	$(238,287)	$402,803

Cost of goods sold	113,194	168,914	254,230	(236,527)	299,811

Gross profit (loss)	17,549	49,622	37,581	(1,760)	102,992

Operating expenses:

Selling and administrative	36,035	28,864	14,768		79,667

Restructuring		3,137			3,137

	36,035	32,001	14,768		82,804

Operating profit (loss)	(18,486)	17,621	22,813	(1,760)	20,188

Other income and expense:

Interest expense	22,351	50	(17)		22,384

Other expense (income), net	(206)	(8,897)	(856)		(9,959)

	22,145	(8,847)	(873)		12,425

Income (loss) before income taxes, equity in earnings from joint venture and extraordinary item	(40,631)	26,468	23,686	(1,760)	7,763

Income tax expense (benefit)	(2,583)	(2,385)	4,714		(254)

Equity in earnings from joint venture	(1,994)				(1,994)

Income (loss) before equity in income of consolidated subsidiaries and extraordinary item	(36,054)	28,853	18,972	(1,760)	10,011

Equity in income of consolidated subsidiaries	(46,065)			46,065

Income before extraordinary item	10,011	28,853	18,972	(47,825)	10,011

Extraordinary gain	22,388				22,388

Net income (loss)	$32,399	$28,853	$18,972	$(47,825)	$32,399

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (IN THOUSANDS)
(UNAUDITED)

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	CONSOLIDATED

NINE MONTHS ENDED SEPTEMBER 30, 2002

Net cash provided by (used for) operating activities	$(17,190)	$3,090	$42,010	$27,910

Cash flows from investing activities:

Proceeds from assets held for sale		15,100		15,100

Distribution of earnings from joint venture	1,819			1,819

Purchases of property, plant and equipment	(3,635)	(744)	(5,464)	(9,843)

Net cash used for investing activities	(1,816)	14,356	(5,464)	7,076

Cash flows from financing activities:

Repayments of Credit Facility, net of issuance costs	(27,129)			(27,129)

Other activity with Parent, net	57,990	(19,247)	(38,743)

Redemption of long-term debt	(11,550)			(11,550)

Debt issuance costs	(1,579)			(1,579)

Net cash provided by (used for ) financing activities	17,732	$(19,247)	$(38,743)	$(40,258)

Effect of exchange rate changes on cash			(157)	(157)

Net increase (decrease) in cash and cash equivalents	(1,274)	(1,801)	(2,354)	(5,429)

Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$2,809	$(489)	$2,366	$4,686

NINE MONTHS ENDED SEPTEMBER 30, 2001

Net cash provided by operating activities	$1,314	$35,188	$2,198	$38,700

Cash flows from investing activities:

Distribution of earnings from joint venture	1,360			1,360

Cash received from joint venture partner			700	700

Proceeds from assets held for sale	2,053			2,053

Purchases of property, plant and equipment	(1,952)	(2,048)	(7,095)	(11,095)

Net cash provided by (used for) investing activities	1,461	(2,048)	(6,395)	(6,982)

Cash flows from financing activities:

Repayments of Credit Facility, net of issuance costs	(29,124)			(29,124)

Other net activity with Parent	27,590	(33,863)	6,273

Net cash provided by (used for) financing activities	(1,534)	(33,863)	6,273	(29,124)

Effect of exchange rate changes on cash			(150)	(150)

Net increase (decrease) in cash and cash equivalents	1,241	(723)	1,926	2,444

Cash and cash equivalents, beginning of period	175	959	1,883	3,017

Cash and cash equivalents, end of period	$1,416	$236	$3,809	$5,461

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Holmes Group, Inc., is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen electric appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have a leading market share in the United States for each of these product categories. Our kitchen appliances include Crock-Pot® slow cookers, roaster ovens, skillets, and deep fryers, where we believe we hold the number one or two market share, and other similar small kitchen electric appliances. We believe that our strong market position is attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality, and our manufacturing presence and experience in the Far East.

Our products are sold under the Holmes®, Rival®, Crock-Pot®, White Mountain®, Bionaire®, Patton®, Family Care® and Titan® brand names. We also sell products to certain retailers under licensed brand names, including General Electric®, Sunbeam® and Halls®. Our products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drug store chains. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

Sales of most of our products follow seasonal patterns that affect our results of operations. In general, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen electrics, air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, many of our kitchen products are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on other home environment and kitchen electric products.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guaranties of future performance, which may be affected by known or unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Risks and uncertainties that may affect future performance are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K and the Company’s most recent Registration Statement on Form S-4 (File No. 333-77095), and include, among others, the following:

•	Our degree of leverage and continued compliance with debt covenants.

•	Our dependence on major customers and key employees.

•	Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

•	The bankruptcy or loss of any major retail customer or supplier.

•	Weakness in the U.S. retail market.

•	The financial condition of the retail industry.

•	The infringement or loss of our rights with respect to patents and trademarks related to our products.

•	Fluctuations in cost and availability of raw materials and components.

•	Product recalls and product liability claims against us or other regulatory actions.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

•	Changes in demand for the Company’s products.
•	Changing conditions in foreign countries.
•	An extended interruption in the operation of our manufacturing facilities in China.
•	Changes in the political climate in the Far East or in U.S. trade relations in the region.
•	Currency fluctuations in our international operations.
•	Difficulties in implementing and maintaining new computer systems.
•	Changes in retailer inventory management or failure of our order processing and logistical systems.
•	Interruptions in data and communications systems.
•	Our ability to develop new and innovative products and customer acceptance of such products.
•	Seasonality of our operating results.
•	Competition with other large companies that produce similar products.
•	The success of our marketing and promotional programs.
•	Potential transportation delays or increased freight costs.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

In particular, the Company continues to closely monitor the contract negotiations between the Pacific Maritime Association (the “PMA”) and the International Longshore and Warehouse Union (the “ILWU”). The PMA represents West Coast port employers and shippers, who handle a substantial amount of the Company’s import shipments from its Far East manufacturing facilities and independent suppliers. The previous contract between the PMA and ILWU expired on July 1, 2002, subsequent to which work stoppages and short-term compromises have occurred intermittently. On October 8, 2002, President George W. Bush invoked the Taft-Hartley Act, which has required that the PMA leave the ports open and that members of the ILWU return to work. A long-term solution has therefore not been reached. When the West Coast ports reopened in early October, the Company had 424 containers of product (approximately $12.7 million of inventory, at cost) in the ports or on ships in and around the harbors. As of November 5, 2002, approximately 75% of these containers have been received at the Company’s distribution centers. The Company has experienced some shipping delays related to the work stoppage at the West Coast ports and has incurred additional freight costs of approximately $0.5 million due to the delays. Further uncertainty in the relationship between the PMA and the ILWU could cause a disruption in the U.S. transportation network, which could adversely affect the Company’s operations in the fourth quarter of 2002 and in fiscal 2003.

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net sales during the third quarter of 2002 totaled $153.5 million, a decrease of $4.8 million or 3% below the sales level achieved in the comparable period of 2001. The decrease was primarily caused by the absence of sales from the Pollenex Division, which was divested in January 2002. In the recently completed quarterly period, the Company faced a challenging sales comparison as the third quarter of 2001 saw a 38% increase over the comparable period of 2000 due primarily to the sell-in of a stronger kitchen product line.

Gross profit in the third quarter of 2002 was $42.2 million, an increase of $2.6 million or 6.7% above the gross profit of $39.6 million earned in the third quarter of 2001. As a percent of sales, gross profit improved to 27.5% in the third quarter of 2002 compared to the gross profit rate of 25.0% in 2001. Most product categories reflected improved gross margins in 2002. This margin improvement was partially offset by higher discounts and allowances granted to retailers.

Operating expenses, including costs related to restructuring activities, during the third quarter of 2002 increased $2.4 million or 10% above the costs incurred during the comparable period of 2001. Restructuring costs, primarily related to the closure of the Company’s Sedalia distribution center, totaled $1.4 million in 2002 compared to similar costs related to other restructuring initiatives of $0.6 million in 2001. Operating expenses in the third quarter of 2002 also included an additional bad debt provision of $0.7 million related to pre-bankruptcy receivables of Kmart and $1.6 million of costs related to the implementation of an enterprise-wide computer system. In the fourth quarter of 2001, the Company recorded a bad debt provision of $14.1 million related to the Kmart bankruptcy filing. In 2002, operating expenses were also favorably impacted as the Company is no longer amortizing goodwill in accordance with the new accounting standards.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Interest and other expenses reduced operating income by $6.7 million in the third quarter of 2002 compared to $8.2 million in 2001. Interest expenses decreased $1.3 million or 14.8% due to lower average borrowings under the Company’s Credit Facility, the March 2002 repurchase of a portion of the Company’s Senior Subordinated Notes and lower interest rates.

Income tax expense in the third quarter of 2002 increased $1.9 million reflecting the higher pre-tax income earned in the most recent quarter. The Company’s share of the earnings from its joint venture with General Electric increased earnings by $0.7 million in 2002 compared to income of $0.5 million in 2001.

During the third quarter of 2002, the Company’s net income decreased slightly from the 2001 results as a higher tax provision related to foreign operations and increased restructuring costs offset the improved gross profit performance and the lower interest expense in the 2002 period.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net sales during the first nine months of 2002 totaled $402.8 million, a decrease of $9.4 million or 2.3% below the sales level achieved in the comparable period of 2001. Excluding 2001 sales of the Pollenex Division, which was divested in January 2002, net sales increased $1.3 million or 0.3% during the first nine months of 2002. Increased shipments of small kitchen electric products offset lower sales in the home environment category during the period. During 2002, the Company de-emphasized certain lower margin fan products which negatively impacted home environment sales comparisons.

Gross profit during the nine months of 2002 increased $5.1 million or 5.2% from 2001 despite the lower overall sales volume. The Company’s gross profit rate improved by 1.8 percentage points during the period to 25.6% in 2002 compared to 23.8% in 2001. Improved product gross margins and favorable sales mix changes, especially within the home environment category, contributed to the gross profit rate improvement. These factors offset higher unfavorable manufacturing variances at domestic facilities and increased discounts and allowances granted to customers during the first nine months of 2002.

Operating expenses increased $2.5 million or 3.1% during the first nine months of 2002 as compared to the spending level in the 2001 period. After adjusting the 2001 operating costs for $1.9 million in goodwill amortization, which is no longer expensed under the new accounting standards, operating costs in 2002 increased by $4.5 million or 5.7% above the spending level in the first nine months of 2001. Approximately 25% of this cost increase was due to higher restructuring costs in the first nine months of 2002. As restructuring costs related to the closing of the Company's Sedalia, Missouri distribution facility totaled $3.1 million in 2002 compared to similar costs related to other restructuring activities of $2 million in 2001. Operating costs in 2002 also included approximately $3.9 million of costs related to the implementation of new computer systems.

Other income and expense for the nine months ended September 30, 2002 reduced income by $12.4 million compared to a reduction of $28.6 million in the 2001 nine-month period. Interest expense in 2002 decreased by $6.9 million due to lower average debt levels outstanding during the year. The Company’s debt levels in the first nine months of 2002 were reduced by the March 2002 repurchase of Senior Subordinated Notes, repayments of term loans and lower working capital requirements which resulted in a 26% reduction in the average outstanding balance of the Company’s Revolving Credit Facility. The favorable expense impact of the lower borrowings in 2002 was partially offset by a $1.4 million non-cash charge for deferred financing fees associated with the Company’s amended Credit Facility. Interest expense in the nine-month period of 2001 also included a charge of $1 million related to warrants which were issued as part of the Fourth Amendment to the Credit Facility in May 2001. Other income in 2002 includes a $9.1 million gain realized on the sale of the Pollenex business in January 2002.

Income taxes for the nine months ended September 30, 2002 resulted in a net benefit of $0.2 million compared to a tax provision of $3.8 million in 2001. Income taxes were lower in 2002 as a benefit of $5 million related to additional net operating loss carrybacks, which were made possible by recent tax law changes, more than offset the tax expense related to current income generated by foreign subsidiaries. In the first nine months of 2002, income includes $2 million of earnings related to the Company’s joint venture with General Electric, up 6.3% from the joint venture earnings in 2001.

In March 2002, the Company repurchased $36.2 million face amount of its Senior Subordinated Notes. The purchase price of $11.5 million plus accrued interest was funded with proceeds from the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. This transaction resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the nine months ended September 30, 2002. This gain is net of the write-off of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the Senior Subordinated Notes and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with domestic operating losses.

As a result of the above factors, net income for the first nine months of 2002 was $32.4 million, compared to a net loss of $12.9 million in the comparable period of 2001.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows

Following the recapitalization transaction in November 1997 and the acquisition of the Rival business in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under the Credit Facility. Our primary liquidity requirements are for working capital and to service our indebtedness. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the amended Credit Facility will be sufficient to meet our liquidity needs for the next twelve months, during which time we will continue to carefully evaluate our financing requirements.

The Company’s cash and cash equivalents decreased to $4.7 million at September 30, 2002 from $10.1 million at December 31, 2001. Cash provided by operations for the nine months ended September 30, 2002 and 2001 was $27.9 million and $38.7 million, respectively. For the nine months ended September 30, 2002, operating earnings, adjusted for non-cash items, improved to $20.1 million as compared to adjusted operating earnings of $4 million in the comparable period of 2001. Changes in other operating assets and liabilities provided $7.8 million of cash in the nine months of 2002 compared to $34.7 million in 2001. During the 2002 nine-month period, the Company used $40.1 million of cash to increase inventory levels primarily due to seasonal considerations. In the comparable period of 2001, inventories had only increased $2.5 million from the year-end level. In the second half of 2001, the Company’s efforts to better control working capital had resulted in lower year-end inventories with the levels at December 31, 2001 below the 2000 amount by $27.9 million or 21.3%. While inventory levels at September 30, 2002 were $5.2 million or 3.9% higher than a year ago, accounts receivable balances decreased significantly from the year ago levels, down $13.3 million or 10.7% from the levels at September 30, 2001. Days sales outstanding (DSO) at September 30, 2002 stood at 65 days, 8% below the DSO statistic in September 2001.

Cash provided by investing activities for the nine months ended September 30, 2002 was $7.1 million compared to $7 million of cash used in 2001. The 2002 amount includes $15.1 million in proceeds received in connection with the sale of the Pollenex Division. The proceeds were offset by $9.8 million invested in capital expenditures for property, plant and equipment during 2002 compared to capital expenditures of $11.1 million in the first nine months of 2001. The Company expects to spend approximately $16 million on capital expenditures in 2002, primarily related to the expansion of our China manufacturing facilities, the implementation of computer systems and on-going tooling costs to support product development needs. In the first nine months of 2002, the Company also received $1.8 million in earnings distributions from its joint venture with General Electric compared to $1.4 million in the 2001 period.

Cash used for financing activities for the nine months ended September 30, 2002 and 2001 was $40.3 million and $29.1 million, respectively. Cash used for financing in 2002 reflected repayments on the Revolving Credit Facility using cash flow from operations, the repurchase of a portion of the outstanding Senior Subordinated Notes and debt issuance costs associated with the March 2002 Credit Facility amendment, which is described in the next section.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Financing Arrangements.

On March 22, 2002, the Company and its lending group agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004. Under the Fifth Amendment, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B continues to be supported by the guarantee of two investment funds affiliated with Berkshire Partners, which was entered into in connection with the Fourth Amendment of the Credit Facility in May 2001. Actual availability under these revolving credit facilities is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the Revolving Credit Loan B was extended from July 1, 2002 to July 1, 2004. The maturity date of the Revolving Credit Loan A and the Term Loan A remain at February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. The maturity date of the Term Loan B remains at February 5, 2007. As part of the Fifth Amendment, the applicable interest rate margins on the Revolving Credit Loan B were reduced, while the margins on the Revolving Credit Loan A and the Term Loans A and B were increased.

During the first nine months of 2002, the weighted average borrowings under the Revolving Credit Facility were $79.9 million, 26.4% lower than the average outstanding borrowings of $108.6 million in the comparable period of 2001. Availability under the Revolving Credit Facility is reduced by outstanding letters of credit. As of September 30, 2002, our availability was $63.5 million, net of outstanding letters of credit totaling $10.7 million. During the first nine months of 2002, the Term Loan portion of the Credit Facility decreased by $12.8 million to a total of $93.5 million at September 30, 2002 as regular principal payments and the application of the Pollenex proceeds reduced the outstanding balance from the 2001 year-end amount. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending upon certain financial ratios. The Credit Facility, and the guaranties thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

In conjunction with the Fifth Amendment, Holmes repurchased from the two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. This transaction resulted in an extraordinary gain on the early retirement of debt of $22.4 million that was recorded in the consolidated statement of operations for the nine months ended September 30, 2002. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose. As of September 30, 2002, $99.5 million of Senior Subordinated Notes were outstanding. At September 30, 2002, total debt amounted to $290.3 million, down $48.3 million or 14.3% below the level of debt outstanding at September 30, 2001.

The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants which, among other things, restrict our ability to incur additional indebtedness, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon the Company’s future performance, which will be impacted by general economic conditions and other factors.

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

FAS 142 supersedes APB No. 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

The Company’s application of the non-amortization provisions of FAS 142 will result in an increase in net earnings of approximately $2.5 million per year. For the three and nine months ended September 30, 2001, the Company’s net income (loss), adjusted for $0.6 million and $1.9 million of amortization expense recorded in the consolidated statement of operations, which is no longer being amortized in accordance with the provisions of FAS 142, is approximately $4.7 million and ($10.9) million, respectively. In connection with the adoption of FAS 142, the Company does not expect to record any reclassifications to its goodwill balance. FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Under the implementation provisions of FAS 142, the Company had until June 30, 2002 to complete step one. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed as soon as possible but no later than the end of fiscal 2002. The Company completed step one of the goodwill impairment test during the second quarter of 2002 and determined that goodwill associated with the Kitchen and Home Environment reporting units is significantly impaired under FAS 142. This impairment loss will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Impairment losses recognized subsequent to the initial adoption of FAS 142 will be recorded as a charge to current period earnings.

As of September 30, 2002, the Company had goodwill of approximately $80 million related to its Kitchen and Home Environment reporting units, which is subject to the transitional goodwill impairment test. These reporting units are recorded within the Consumer Durables segment as reported in Note 7 of the consolidated financial statements. Because of the level of effort needed to comply with the adoption of FAS 142, it is not practical to reasonably estimate the impairment charge that the Company will record upon finalization of the FAS 142 implementation provisions. However, the Company expects to write off a material amount of goodwill upon adoption of the new standard.

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

In November 2001, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus, the Company adopted the required accounting as of January 1, 2002, and reclassified approximately $4.8 million and $9.1 million of cooperative advertising expenses as deductions from net sales for the three and nine months ended September 30, 2001, respectively. These costs were previously classified as selling and administration expenses in the consolidated statement of operations.

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS No. 145”) in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“FAS No. 4”), FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy, Sinking Fund Requirements” (“FAS No. 64”) and FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases” (“FAS No. 13”) and certain other existing authoritative pronouncements to make technical corrections or

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, the carrying value of our debt totaled $290.3 million. The fair value of our debt approximated $250 million at the end of the third quarter in 2002. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact earnings and cash flows, assuming other factors are held constant.

At September 30, 2002, the Company had fixed rate debt of $99.5 million and variable rate debt of $190.8 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $5.3 million. Based on the amounts of variable rate debt outstanding at September 30, 2002, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.9 million, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

                  Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

                  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

THE HOLMES GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to our normal business operations, including product liability and patent and trademark litigation. Management believes that the outcome of such litigation will not have a material adverse effect on our business, financial condition or results of operations. We have product liability and general liability insurance policies in amounts management believes to be reasonable. There can be no assurance, however, that such insurance will be adequate to cover all potential product or other liability claims against us. We also face exposure to voluntary or mandatory product recalls in the event that our products are alleged to have manufacturing or safety defects. We do not maintain product recall insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on December 3, 2002 at 10 a.m., Eastern Standard Time, in order for investors and other interested stakeholders to hear management’s views on our results of operations during the first nine months of 2002. If you are interested in accessing the call in listen-only mode, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

•	Name of Participant(s)

•	Company Affiliation

•	Nature of Business

•	Address

•	Phone, Fax and E-mail

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

Not applicable.

b.	Reports on Form 8-K:

Not applicable.

THE HOLMES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOLMES GROUP, INC.
Registrant

November 13, 2002	By: /s/ Peter J. Martin

Peter J. Martin, President and Chief Executive Officer

(Principal Executive Officer)

November 13, 2002	By: /s/ John M. Kelliher

John M. Kelliher, Senior Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

THE HOLMES GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter J. Martin, President and Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2002 of The Holmes Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 13, 2002	By:/s/ Peter J. Martin

Peter J. Martin, President and Chief Executive Officer

(Principal Executive Officer)

THE HOLMES GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Kelliher, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2002 of The Holmes Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 13, 2002	By:/s/ John M. Kelliher

John M. Kelliher, Senior Vice President and Chief Financial Officer

(Principal Financial Officer and Accounting Officer)

THE HOLMES GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PEROD ENDED SEPTEMBER 30, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Holmes Group, Inc. (the Company”) on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned President and Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/s/ Peter J. Martin

Peter J. Martin

President and Chief Executive Officer

November 13, 2002

THE HOLMES GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PEROD ENDED SEPTEMBER 30, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Holmes Group, Inc. (the Company”) on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Senior Vice President and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/s/ John M. Kelliher

John M. Kelliher

Senior Vice President and Chief Financial Officer

November 13, 2002