Form 10-K
period 2002-12-31
HOLMES GROUP INC
filed 2003-03-28
CIK 1052490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file numbers:

333-44473

333-77905

The Holmes Group, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization) One Holmes Way, Milford, Massachusetts (Address of principal executive offices)	04-2768914 (I.R.S. Employer Identification No.) 01757 (Zip Code)

(508) 634-8050

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Class: Not Applicable

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

Documents incorporated by reference: Not Applicable

THE HOLMES GROUP, INC.

FORM 10-K

Fiscal Year Ended December 31, 2002

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known or unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

      Risks and uncertainties that may affect future performance are detailed from time to time in reports we file with the Securities and Exchange Commission (“SEC”), including Forms 10-Q and 10-K and our most recent Registration Statement on Form S-4 (File No. 333-77095), and include, among others, the following:

•	Our degree of leverage and continued compliance with debt covenants.

•	Our dependence on major customers.

•	Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

•	The bankruptcy or loss of any major retail customer or supplier.

•	Weakness in the U.S. retail market.

•	The financial condition of the retail industry.

•	The infringement or loss of our rights with respect to patents and trademarks related to our products.

•	Fluctuations in cost and availability of raw materials and components.

•	Product recalls and product liability claims against us or other regulatory actions.

•	Changes in demand for the Company’s products.

•	Changing conditions in foreign countries.

•	An extended interruption in the operation of our manufacturing facilities in China.

•	Changes in trade relations with China.

•	Currency fluctuations in our international operations.

•	Difficulties in implementing and maintaining new computer systems.

•	Changes in retailer inventory management or failure of our order processing and logistical systems.

•	Interruptions in data and communications systems.

•	Our ability to develop new and innovative products and customer acceptance of such products.

•	Seasonality of our operating results.

•	Competition with other large companies that produce similar products.

•	The success of our marketing and promotional programs.

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

PART I

Item 1.     Business

General

      The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have the leading market share in each of these product categories in the United States. Our home environment product offering also includes lighting products. Home environment products, which in the aggregate, accounted for approximately 46% of our net sales for the fiscal year ended December 31, 2002, are sold under our brand names including: Holmes®, Bionaire®, Patton®, Family Care® and Titan®. Our kitchen appliances include slow cookers, roaster ovens, skillets, deep fryers, griddles, ice cream makers and other small kitchen electric appliances which are sold under the Rival®, Crock-Pot® and White Mountain® brand names. We believe we hold the #1 or #2 market share in the major kitchen appliance categories in which we compete. Kitchen appliances accounted for approximately 51% of our net sales for fiscal 2002. We believe that our strong market position and success are attributable to our continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality and manufacturing presence and experience in the Far East.

      We sell our products to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drugstore chains. Major customers in these channels include Wal-Mart, Target, Kmart, Kohl’s, Lowes, Home Depot, Costco, BJ’s Wholesale Club, TruServ and Walgreens. We also market our products, especially replacement filters for our home environment appliances, directly to consumers through our various branded websites and our direct mail program. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

      Our Company was founded in 1982 by our Chairman of the Board of Directors, Jordan (Jerry) Kahn, an innovator in the home environment market with over 30 years of industry experience. We added to our strength in the home environment business and entered the kitchen appliance business with our acquisition of The Rival Company in February 1999. Holmes opened its first manufacturing facility in China in 1989, and currently operates three facilities in China where we manufacture many of our products and electric motors for use in our products. Our vertically integrated manufacturing facilities provide direct control over the production process and product quality. These facilities also enhance operational flexibility and allow us to quickly respond to changes in consumer demand and to specialized production needs. We maintain distribution facilities in the United States, Canada, Mexico, China and Europe, as well as offices in Hong Kong and Taiwan which are responsible for sourcing raw materials and overseeing the manufacture, quality control and shipment of our products from our Chinese factories and independent suppliers. We coordinate product development, marketing, sales and distribution from our Milford, Massachusetts headquarters.

      Our principal executive offices are located at One Holmes Way, Milford, Massachusetts 01757. Our telephone number is (508) 634-8050 and our corporate web site is located at www.theholmesgroup.com.

Our Business Strategy

      Our strategy is to capitalize on our core strengths to achieve growth in net sales, profitability and cash flow. We intend to continue our pursuit of the following initiatives as part of our strategy:

Strengthen the Kitchen Franchise. The long-standing reputation of the Rival® brand as a leader in the small kitchen appliance market added a strong, complementary business to our home environment product line. We are the leading manufacturer and marketer of slow cookers through Rival’s Crock-Pot® brand, and believe we hold the #1 or #2 market share in other key cooking categories, including roaster ovens, skillets, griddles and deep fryers. We intend to leverage our expertise in product innovation, manufacturing, sourcing, marketing and distribution to further strengthen the Rival® and Crock-Pot® kitchen franchise and to enter new kitchen appliance product categories.

Expand Our Home Environment Brands. The addition of Rival’s home environment brands in 1999 has allowed us to increasingly differentiate our home comfort offerings among retailers and consumers. Through these additional brands, such as Bionaire®, we can offer a step-up brand strategy for increased presence in the department and specialty store channels.

Further Penetrate Existing Distribution Channels. We believe that we can further penetrate our existing distribution channels as a result of favorable industry dynamics and our strong relationships and execution with mass merchant retailers. We believe that mass merchants will continue to consolidate their vendor base and focus on a smaller number of service-oriented suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide full product support from design to category management, point-of-sale and after-market service with the consumer. We work closely with key customers such as Wal-Mart, where we have been selected to design and produce home environment and selected kitchen products for their General Electric® branded product program.

Develop New Distribution Channels. We continue to develop new channels of distribution by providing customized product offerings that appeal to the specific needs of each channel. We are also expanding our internet sales through the websites of our Holmes®, Bionaire®, Rival® and Crock-Pot® brands and independent on-line retail sites.

Develop Our Brand Portfolio. We believe our wide portfolio of brands allows us to increase market share by penetrating new segments of distribution, as well as by expanding our share of shelf space in existing retail channels. Our brand development focuses on both consumer brand awareness vehicles and the development of new technologies and feature enhancements unique to our products.

Improve the Overall Cost Structure. Through our manufacturing facilities in China and our sourcing capabilities with independent Far East resources, we have the ability to be a low-cost, high quality, flexible producer of appliance products. In December 2002, we announced the decision to close Rival’s remaining manufacturing facilities in the United States and to shift all manufacturing to the Far East.

Expand Distribution into New Geographic Regions. Currently, our international sales represent 13% of our consolidated revenues. We believe that the European, Latin American and Asian home comfort and kitchen appliance markets are underdeveloped and represent substantial growth opportunities. We intend to leverage the greater international recognition of Rival’s brands in Europe and Latin America with our low cost flexible supply in Asia to increase sales in these regions.

Our Products

      At The Holmes Group, product innovation is viewed as a major priority in both the home environment and kitchen businesses. We maintain internal product teams dedicated to new product development and product enhancements. We staff our own engineering and product development department to research new product concepts as well as to conduct activities relating to the improvement of existing products. The product design and research development team consists of employees located in our corporate headquarters and our facilities in the Far East. We also retain the services of outside consultants to assist our internal teams.

      We utilize state-of-the-art design technology including advanced CAD design software and a laser-based stereolithography technique to design and engineer new products. We believe this technology allows us to design and develop new products quickly, enabling us to accurately assess the feasibility, cost and tooling requirements of new products prior to manufacturing. We believe this technology gives us a competitive advantage in the design and development of new products and product line extensions. Our expenditures, including amounts expensed as incurred and capitalized as property and equipment, for new product development and tooling, totaled approximately $18.0 million, $14.5 million and $12.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      The following paragraphs describe the major product initiatives in each of our major businesses.

•	Home Environment

      Our home environment products allow consumers to better control the air quality, temperature and lighting of their home and office environments. Many of our home environment products include digital temperature displays and allow for remote control adjustments.

      Fans. We currently manufacture and market approximately 100 different fan models under the Holmes®, Bionaire® and Patton® brand names and selected private label brands, including table, stand, window, window-to-floor, high velocity and oscillating fans, typically for purchase and use by household consumers. Many of our higher-priced products offer consumers added convenience features including Accutemp™ thermostat controls and remote control features. Retail prices for our fans range from $5 to $200.

      Heaters. Portable electric heaters are used to heat areas of the house not adequately reached by central heat and to heat an individual room while that room is in use. We currently manufacture and market approximately 75 different heater models under the Holmes®, Patton®, Bionaire®, HeatSafe® and Titan® brand names, including plastic, ceramic, metal, radiant, oil filled and baseboard styles. Our Galileo™ wireless climate center uses radio frequency control to set the temperature from anywhere in the room. Retail prices for our heaters range from $20 to $100.

      Humidifiers. Consumers use humidifiers to provide greater comfort by increasing moisture in their home environment during the winter months. We currently manufacture and market approximately 50 different humidifiers under the Holmes®, Bionaire®, and Family Care® brand names, including cool mist, warm mist, ultrasonic and console models that range in moisture output from one to 12 gallons per day. We also market products under a licensing arrangement for the Halls® brand. Some of our Bionaire® humidifiers include Galileo™ radio frequency controls so that humidity levels can be set remotely for individual preferences. Retail prices for our humidifiers range between $15 and $150. We also sell a variety of humidifier accessories, replacement parts and chemical treatments.

      Air Purifiers. Air purifiers circulate a room’s air through filters that remove certain contaminants from the air. In recent years, high efficiency particulate arresting (HEPA) filters have come to dominate the industry. We currently manufacture and market approximately 30 different air purifier models containing HEPA filters under the Holmes®, Bionaire® and Family Care® brand names. Our Holmes Harmony™ air purifier product line, which is powered by GE motors manufactured in our facilities in China, offers a simplified replacement filter system making it easier for consumers to maintain the appliance at top functionality. Retail prices for our air purifiers range between $10 and $280.

      Accessories. Many of our products require accessories, including replacement filters, chemical treatments and replacement parts. For example, air purifiers periodically need new replacement filter cartridges and humidifiers need new replacement wick filters. As the installed base of these products continues to expand, we expect that the market for these accessories will grow as well. In addition, we believe that sales of filters and accessories increase brand awareness and customer loyalty. Accessories should represent one of the fastest growing categories in the home environment product line.

      Lighting Products. We market over 150 different decorative and home/office lighting products, including table, floor and wall-mounted models. These products complement our traditional home environment appliance line, provide an additional non-seasonal category, and are distributed through the same distribution channels as our other products. Holmes’ lighting products are manufactured by independent suppliers in China. Retail prices for these products range between $4 and $90.

•	Kitchen Electric Appliances

      Small kitchen electric appliances constituted the Rival brand’s primary product line for over 60 years. Over its history, Rival has been responsible for the invention of several small appliances that can be found today in many American households, including the electric can opener and the slow cooker, which we sell under our Crock-Pot® trademark. We believe that Rival is the dominant manufacturer and marketer of slow cookers in the United States, with the brand maintaining, by far, the #1 market share in this product category. “Slow-cooking” is often viewed as a healthy method of food preparation and our Crock-Pot® slow cooker represents a convenience for today’s time-starved consumers. We market over 25 models of slow cookers which retail for between $10 and $80. In 2000, Rival introduced our Smart-Pot® line of slow cookers which added programmable features to certain models allowing for increased cooking convenience.

      As part or our strategy to make Rival “the cooking company”, we introduced an expanded line of kitchen electric appliances in the second half of 2001. The Rival brand entered new product categories including roaster ovens, skillets, griddles and deep fryers. These new products built upon the heritage that the Rival® and Crock-Pot® brand names had established in the slow cooker category. Over the past two years, we believe that Rival has earned either the #1 or #2 market share in our retail distribution channels for these new cooking categories. The Rival product line also includes toasters, toaster ovens, can openers, food slicers and other kitchen appliances. In April 2003, Rival will introduce updated products in its Seal-A-Meal® vacuum food storage device product line.

      In addition, we believe that we maintain a leading market share in the ice cream freezer product category. Under the Rival® and White Mountain® brands, we market small electric appliances that allow consumers to make ice cream, both traditional and softserve varieties, in their homes. The Rival “treats” products also include ice shavers and other associated appliances, as well as mixes and syrups for use with our products. The White Mountain® brand has been a factor in the ice cream freezer business since 1853. In fact, our White Mountain® wooden bucket ice cream maker helped to launch one of America’s leading premium ice cream brands in the 1970’s.

      We believe that the combination of our innovative product development and our global manufacturing and sourcing capabilities positions our kitchen business for growth and market share gains in the future. We expect to grow in our existing product categories and to enter new product categories in the coming years.

•	Electric Motors

      One of our Far East subsidiaries, Raider Motor Corporation, has proven strengths in the design and manufacture of a variety of electric motors for use in home and commercial appliances. As part of our vertically integrated manufacturing strategy, the Raider Motor facility manufactures many of the motors for our home environment product line. The motor is an integral component of our fans, humidifiers, heaters and air purifiers and is a key element of product quality to our consumers. In October, 1998, we entered into a joint venture with General Electric Company for motor manufacturing, sales and distribution to General Electric subsidiaries and other third parties. In 2001, Raider Motor became the first Chinese motor manufacturer to receive GE’s “Six Sigma” status for product quality. The joint venture entity is owned 49% by Holmes and 51% by GE with capital expenditures necessary to support the growth of the joint venture shared equally between the parties. Earnings from the joint venture, which is accounted for in our financial statements under the equity method, are distributed in cash to each partner on a quarterly basis.

Our Manufacturing Capabilities

      In 2002, we manufactured approximately 50% of our products, utilizing a combination of our foreign and domestic manufacturing facilities. Holmes has been manufacturing quality products at its own facilities in China for over thirteen years. We have recently invested in the development of an expanded manufacturing complex in southern China to further strengthen our capabilities. In December 2002, we announced the decision to close our remaining manufacturing facilities in the United States. Our domestic manufacturing plants specialized in the production of selected small kitchen appliances, particularly our slow cookers. The US facilities were closed on January 31, 2003 and all production activities have been shifted to our expanded manufacturing facilities in southern China or to independent suppliers in the Far East.

      We manufacture most of our home environment products at our manufacturing facilities in China. These facilities are highly integrated and produce most of the electric motors, injection molded plastic components and other components used in the manufacturing and assembly process. The balance of our home environment products are produced through subcontracted manufacturers in China and the United States, generally under the supervision of Holmes employees. Our expanded China manufacturing complex began the production of Crock-Pot® slow-cookers during 2002. Other Rival kitchen products will also be produced in our facilities beginning in 2003. We will also continue to maintain relationships with independent resources in China for many items in the Rival product line.

      We believe that we have a cost advantage as a result of our degree of vertical integration, purchasing power and low labor costs at our Chinese manufacturing facilities. In addition, by operating our own manufacturing facilities, we have control over the quality and production timing of our products from design through final distribution.

Our Marketing and Distribution

      Our products are sold in the United States, Canada, Latin America, Europe and Asia to the retail trade by an internal staff of regional sales managers, with assistance from an internal sales support staff, field sales associates and regional independent manufacturers representative organizations. We market our products through all major channels of distribution including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores, department stores, home and kitchen specialty stores, national drugstore chains and mail order and premium companies. The sales managers are actively involved in servicing all aspects of each retail account.

      In order to respond most efficiently to the demands of our retail customers and ensure timely delivery, we balance direct shipments from our Far East manufacturing facilities with shipments from our domestic and international warehouses. We operate distribution centers in California, Texas, Missouri and Massachusetts and service our international retailers from warehouses in Canada, Mexico and the United Kingdom. We employ an electronic data interchange (EDI) system with selected retail customers to expedite order and invoice processing.

      We also market certain of our products, predominantly filters and accessories for our home environment appliances, directly to consumers through our call center and distribution facility in El Paso, Texas. This operation also processes consumer orders taken over our internet web sites.

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

Our Major Customers

      Our two largest retail customers, Wal-Mart (including Sam’s Wholesale Club) and Target (including Mervyns) accounted for approximately 43% of our net sales during 2002. Individually, Wal-Mart and Target each accounted for over 10% of our net sales during 2002. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers could have a material adverse effect on our business.

      In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2003, Kmart filed a reorganization plan with the Bankruptcy Court which included a timetable allowing the Company to emerge from Chapter 11 by April 30, 2003. Kmart closed 283 stores in 2002 and recently announced plans to close an additional 316 stores in the first half of 2003. The Company’s sales to Kmart totaled approximately 6% of consolidated sales in 2002 compared to 10% of consolidated sales in 2001. We are currently evaluating what effect Kmart’s plans will have on our sales in 2003.

The Seasonality of Our Business

      Sales of our products are highly seasonal, and counter-seasonal weather can adversely affect our results of operations. Within the home environment product line, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July through December. Although kitchen appliances and certain home environment products, such as air purifiers and lighting products, are used year-round, the nature of these products tend to draw increased sales during the winter months when people are indoors. As a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, because many of our kitchen products are given as gifts, we sell more of these products in anticipation of the holiday season. When holiday shipments are combined with seasonal products such as heaters and humidifiers, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition, due to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized on heater, humidifier, and air purifier products.

Our Competition

      The markets for most of our product categories are developed and highly competitive. Management believes that competition is based on several factors, including price, access to retail shelf space, product features, product enhancements, brand names, new product introductions, and marketing support and distribution systems.

      We compete with many well-established companies, some of which have substantially greater facilities, personnel and financial and other resources than Holmes. Our major competitors include Applica, Hamilton Beach/Proctor Silex, Kaz (including its recently acquired business, Honeywell Consumer Products), Salton and Sunbeam. We also compete with many importers and foreign manufacturers of branded and unbranded products.

      We believe that our most important competitive strengths are the quality, design and competitive pricing of our products, our attention to retailer and consumer needs, our stable of recognized brands, our access to major channels of distribution, the development of new products and innovation in existing products, our ability to provide timely shipments through our manufacturing and distribution facilities and the capabilities of our management team.

Our Patents and Trademarks

      We hold a number of patents and trademarks registered in the United States, Canada, and other countries for various products and technologies. Of particular importance are our trademarks: Holmes®, Rival®, Patton®, Bionaire®, White Mountain®, Family Care®, Titan® and Crock-Pot®. We have additional patent applications pending in the United States, Canada and Mexico. We also register trademarks on product names and unique features in the United States and other countries. We believe that, other than with respect to the Crock-Pot® trademark, none of our product lines is dependent upon any single trademark, patent, group of patents or other intellectual property rights.

The Regulation of Our Industry

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

Our Employees

      We had approximately 7,300 employees as of December 31, 2002, of which approximately 1,000 were located in the United States, Europe and Canada. Approximately 6,300 of our employees were located at our manufacturing facilities in Dongguan, China, and our product sourcing offices in Hong Kong and Taiwan. As a result of the restructuring actions related to our domestic manufacturing operations which were announced in December 2002, the Company expects to reduce our employee base in the United States by approximately 750 people during the first six months of 2003.

Certain Risk Factors Which May Affect Our Future Operating Results

      Investors should carefully consider the following risk factors, together with the other information contained in the Annual Report on Form 10-K, in evaluating our company and our business. In particular, investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See “Disclosure Regarding Forward-Looking Statements.” The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that my affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

•	Our Substantial Debt Levels Could Adversely Affect Our Financial Health.

      Holmes and Berkshire Partners LLC, a Boston-based investment firm which is the Company’s majority shareholder, completed a recapitalization transaction in November 1997. In that transaction, the Company issued $105 million of Senior Subordinated Notes (the “Notes”) due in November 2007 and entered into a Credit Facility totaling $100 million. The Company’s debt level increased substantially with the February 1999 acquisition of The Rival Company. The Rival acquisition was partially funded by the issuance of an additional $31.3 million of Notes and an amended and restated Credit Facility.

      At December 31, 2002, our total debt was $275.2 million, which included $175.7 million of borrowings under our amended Credit Facility and $99.5 million of outstanding Notes. Borrowings under the Credit Facility included $91.5 million in term loans due in 2005 and 2007 and $84.2 of outstanding obligations under the Revolving Credit portion of the Credit Facility. Under the Fifth Amendment to the Credit Facility, which was established in March 2002, lenders have provided a total of $171 million of borrowing capacity under the Revolving Credit Facility, subject to the existence of specified levels of accounts receivable and inventories. At December 31, 2002 we had $78.3 million of availability under the Revolving Credit Facility.

      Our ability to service our debt obligations, including the Notes, and to fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. We cannot give assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Amended Credit Facility in an amount sufficient to enable us to service our indebtedness, including the Notes, or to fund our other liquidity needs. We cannot assure investors that we will be able to effect any refinancing of our existing borrowing facilities on commercially reasonable terms, or at all.

      Our high level of debt could have important consequences for investors, such as:

•	Our leverage makes us more vulnerable to general adverse economic and industry conditions;

•	Our ability to obtain additional financing for acquisitions, or to fund future working capital, capital expenditures or other general corporate requirements may be limited;

•	We will need to use a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, which will reduce the amount of money available to fund working capital, capital expenditures or other general corporate purposes;

•	We are required to comply with financial ratio and other restrictive covenants, which may place us in default or may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	Our debt level may place us at a competitive disadvantage to our less leveraged competitors.

•	Our Financial Results Would Suffer If We Were to Lose One or More of Our Major Customers.

      Our success depends on sales to our significant customers. Sales to our two largest customers during 2002 were approximately 43% of consolidated net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of our major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

•	Our Dependence on Manufacturing in China Subjects Us to the Risks of Doing Business Internationally.

      Our owned manufacturing facilities in southern China provided 32% of our total production requirements during the year ended December 31, 2002. Beginning in 2003, this dependence is expected to increase due to the restructuring actions announced in December 2002, which included the closing of our manufacturing facilities in the United States. In addition, we also source a large portion of our remaining products from independent suppliers located in China.

      We believe that the loss of any one independent supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

      Our arrangements with our China manufacturing facilities and our independent suppliers are subject to the risks of doing business abroad, including:

•	Import duties and trade restrictions;

•	Production delays due to unavailability of parts or components;

•	Increases in transportation costs and transportation delays;

•	Work stoppages;

•	Foreign currency fluctuations, and

•	Political and economic instability.

•	We May Not Be Able to Compete Effectively in the Highly Competitive Home Environment and Kitchen Electric Business.

      We believe that competition is based upon several factors, including:

      • Price;

      • Access to retail shelf space;

      • Product features and enhancements;

      • Brand names;

      • New product introductions, and

      • Marketing support and distribution approaches.

      We compete with established companies, some of which have substantially greater facilities, personnel and financial and other resources than we have. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of operations.

•	Our Ability to Grow Will Be Limited If We Do Not Effectively Introduce New Products.

      We believe that our future success will depend in part upon our ability to continue to introduce innovative designs in our existing products and to develop, manufacture and market new products. We may not successfully introduce new products or product innovations or develop and introduce, in a timely manner, innovations to our existing products, which satisfy customer needs or achieve market acceptance. Our failure to develop products and introduce them successfully and in a timely manner would harm our ability to grow our business.

•	Our Financial Results Will Be Adversely Affected by an Economic Slowdown in the Retail Industry.

      We sell our product to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores, hardware stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. The current general slowdown in the retail sector has adversely impacted the net sales of our products, our operating margins and our net income and has resulted in, and we expect it to continue to result in, additional pricing and marketing support pressures. A number of our retail customers, including Kmart, have filed for bankruptcy protection during this slowdown. The risks of terrorist attacks and potential hostilities could prolong or worsen the current economic downturn. If such conditions continue or worsen, it could have a material adverse effect on our business, financial condition and results of operations.

•	Our Efforts to Expand International Sales Will Subject Us to Additional Business Risks and Increased Costs.

      For the year ended December 31, 2002, our international sales accounted for only 13% of our consolidated sales. We intend to increase our international activities in the future. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

      • The risk that our brand names may not be locally recognized;

      • Unexpected changes in regulatory requirements;

      • Inadequate protection of intellectual property in foreign countries;

      • Foreign currency fluctuations;

      • Transportation costs;

      • Adverse tax consequences, and

      • Political and economic instability.

      We cannot assure investors that we will not incur higher costs in addressing these potential risks.

•	Extended Lead Times and Changing Customer Demand May Cause Us to Carry Excess Inventories.

      Manufacturing lead times and a strong concentration of our sales occurring during the August through December time period require that we purchase raw materials and manufacture products, and thereby increase inventories, based on anticipated sales and forecasts provided by our customers and our sales personnel. In an extended general economic slowdown, we cannot be assured that our customers will order these inventories as anticipated.

•	Product Recalls or Lawsuits Relating to Defective Products Could Adversely Impact Our Financial Results.

      We face exposure to product recalls and product liability claims in the event that our products are alleged to have manufacturing or safety defects or to have resulted in injury or other adverse effects. We cannot assure investors that we will be able to maintain our product liability insurance on acceptable terms, if at all, or that product liability claims will not exceed the amount of our insurance coverage. Additionally, we do not maintain product recall insurance. As a result, we cannot assure investors that product recalls and product liability claims will not adversely affect our business.

•	The Infringement or Loss of Our Proprietary Rights Could Have an Adverse Effect on Our Business.

      We regard our patents, trademarks, service marks and similar intellectual property as important to our success. We rely on patent and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. If certain of these rights, particularly our Rival® and Crock-Pot® trademarks, were infringed or invalidated, our business could be materially adversely affected.

•	Litigation and Infringement Claims Could Cause Us to Incur Significant Expenses or Prevent Us From Selling Our Products.

      We cannot assure investors that others will not claim that our proprietary products are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. If someone claimed that our proprietary products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or an injunction against use of our proprietary products. A successful claim of patent or other intellectual property infringement against us could harm our financial condition.

•	Compliance With Governmental Regulations Could Significantly Increase Our Operating Costs or Prevent Us From Selling Our Products.

      Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (UL), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products, or additional electrical appliances which may be developed by us, may not meet the specifications required by these authorities. A determination that we are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

•	Our Dependence on West Coast Ports Could Interrupt Service to Our Customers.

      Because of our Far East manufacturing and sourcing activities, we rely on the West Coast ports and our distribution facilities in California to process a large portion of the shipments to our retail customers. This reliance will increase beginning in 2003, as the restructuring actions, which were announced in December 2002, include the phase-out of our distribution facilities in Missouri and the transfer of these activities to our California operations during the first half of 2003. Actions taken by the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”), related to a labor contract which expired July 1, 2002, adversely impacted our ability to deliver products to retailers during the fourth quarter of 2002. While the disruptive actions were resolved and the PMA and ILWU agreed to a new, long-term contract in December 2002, future disputes could affect our operations.

Additional Information

      We will provide paper or electronic copies of any of our filings with the Securities and Exchange Commission free of charge upon request to Paul Izzo, Esq., Corporate Clerk, The Holmes Group, Inc., One Holmes Way, Milford, MA 01757. Such filings may also be obtained at the Commission’s web site, www.sec.gov. Our corporate web site, www.theholmesgroup.com, is primarily designed for end users of our products, and accordingly does not currently include such filings.

Item 2.     Properties

      The following table sets forth our principal facilities, the primary activity at each of the facilities listed and the expiration date of the applicable lease, in the case of leased facilities.

			Lease
Location	Size	Primary Use	Expiration

Milford, Massachusetts	415,000 square feet	Corporate Headquarters and Distribution	2015
El Paso, Texas	161,000 square feet	Distribution	2005
Fontana, California	828,000 square feet	Distribution	2008
Dongguan, China	466,000 square feet	Manufacturing and Assembly	2003
Dongguan, China	269,000 square feet	Motor Manufacturing	2004
Dongguan, China	1,160,000 square feet	Manufacturing, Assembly and Distribution	Owned/2004
Hong Kong, China	21,000 square feet	Office	2005
London, England	2,700 square feet	Office	2004
Mississaugua, Ontario	9,100 square feet	Office	2012
Taipei, Taiwan	1,700 square feet	Office	2004

      During 2000, we began construction of a new manufacturing complex on land that was purchased in Guangdong Province, which is approximately 70 miles northwest of Hong Kong. In 2001, we began to move manufacturing to this facility and it should be fully operational during 2003. As of December 31, 2002, there were twelve buildings completed out of a total of twenty in the master plan. Ten of the twelve are owned and two are leased under a two-year lease that expires on December 31, 2004. The eight remaining buildings, which we expect to complete in 2003 and 2004, could be owned or leased. When complete, the new Dongguan complex will total approximately 1.9 million square feet. We plan to transfer manufacturing and assembly activity from our existing Dongguan assembly facility to the new complex in the first six months of 2003 and we do not expect to renew the existing lease which is due to expire in December 2003.

      We also contract for distribution and warehousing services at two facilities in California and facilities in Mexico City, Mexico, Brampton, Ontario, Waddington, England and Rotterdam in the Netherlands, which are managed by independent third party providers. At December 31, 2002, these facilities represented approximately 820,000 square feet of space. In March 2003, the Company executed a lease for 828,000 square feet of distribution space in a facility in Fontana, California. During the first half of 2003, we expect to shift distribution activities from one of our existing California facilities to the new site. The Fontana facility will also provide distribution capacity to accommodate the transfer of operations from the Company’s Midwest distribution facilities which were affected by the restructuring actions described below.

      Over the past two years, we have initiated restructuring actions that have affected several of our manufacturing and distribution facilities in the United States which were acquired as part of our 1999 acquisition of The Rival Company. In June 2001 and January 2002, we announced the closing of a manufacturing facility and a distribution center in Sedalia, Missouri. On December 2, 2002, we announced the closure of all remaining manufacturing facilities in the United States, effective January 31, 2003, which affected our production activities in Flowood, Mississippi, Sweet Springs, Missouri and Clinton, Missouri. Production at these facilities, which consisted primarily of Rival’s Crock-Pot® slow-cooker product line, has been shifted to our expanded facilities in southern China or to other independent manufacturers in the Far East. As part of this restructuring, we also announced that a distribution center in Clinton, Missouri, an administrative office in Kansas City, Missouri and a returns processing facility in Worcester, Massachusetts will be closed during the first half of 2003. The activities at these facilities will be shifted to other company facilities in Massachusetts and California.

      As a result of these actions, the Company is presently offering for sale seven former manufacturing/distribution facilities, totaling approximately 1.5 million square feet of space. The net book value of these properties has been reduced to net realizable value so as to reflect the impaired condition of the assets. At December 31, 2002, assets held for sale in the consolidated balance sheet includes $6 million related to these properties.

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

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Holmes Group is privately-owned and there is no public trading market for our equity securities.

Item 6.     Selected Financial Data

      The following selected financial data as of and for the years ended December 31, 1998 through December 31, 2002, set forth below, have been derived from our audited Consolidated Financial Statements. Operating results in 2002 were affected by the sale of the Pollenex® personal comfort business in January 2002. Net sales of the Pollenex® business, which was part of the Rival acquisition in February 1999, amounted to $16.8 million, $11.6 million and $12.1 million for 2001, 2000 and 1999, respectively. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our Consolidated Financial Statements, including the notes thereto, included elsewhere in the Annual Report. In certain cases, pro forma results and other non-GAAP financial information are presented in this table and in the MD&A discussion below, in order to provide a better understanding of the Company’s results and the trends from which to measure performance. A reconciliation between the pro forma or adjusted results and GAAP results is provided as part of this table.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Statement of Operations Data:
Net sales(1)	$608,554	$612,240	$500,810	$497,860	$207,541
Gross profit(2)	163,977	149,969	118,605	133,552	63,263
Selling and administrative expenses(1)(3)	120,566	124,315	110,663	99,307	38,683
Restructuring and plant closing costs(4)	28,006	1,744	340	2,439	—
Operating income	15,405	23,910	7,602	31,806	24,580
Income (loss) before extraordinary item	(454)	(15,555)	(32,170)	1,812	8,961
Extraordinary gain(5)	22,388	—	—	—	—
Cumulative effect of change in accounting principle(6)	(79,838)	—	—	—	—
Net income (loss)	(57,904)	(15,555)	(32,170)	1,812	8,961
Other Data:
Ratio of earnings to fixed charges(7)	0.9x	0.7x	0.3x	1.0x	1.7x
EBITDA(8)	42,002	42,242	24,331	50,330	32,264
Depreciation and amortization	13,989	16,180	15,737	15,133	7,248
Capital expenditures	14,554	17,020	28,341	17,614	4,749
Balance Sheet Data:
Cash and cash equivalents	8,426	10,115	3,017	6,647	5,379
Working capital	140,137	171,081	203,473	211,646	71,089
Total assets	322,844	438,355	452,854	455,492	131,357
Total long-term debt	266,100	344,704	360,361	338,710	115,139
Total stockholders’ equity (deficit)	(74,516)	(9,383)	5,474	37,800	(15,389)

(1)	Net sales and operating costs for 1998 through 2001 have been restated to reflect the reclassification of co-operative advertising costs, which had previously been included in expenses, as a deduction from net sales.

(2)	Gross profit in 2002 includes $7.2 million of inventory writedowns in connection with the Company’s decision to exit its domestic manufacturing operations and $0.4 million of inventory writedowns related to Kmart private label merchandise.

(3)	Selling and administrative expenses in 2002 and 2001 include charges of $0.7 million and $14.1 million, respectively, taken in connection with the Kmart bankruptcy.

(4)	Restructuring costs in 2002 represent expenses and asset impairment charges related to the Company’s decision to exit manufacturing operations in the United States. Restructuring costs in 2001, 2000 and 1999 relates to facility closings associated with the integration of the Rival business. See Note 7 to the consolidated financial statements.

(5)	The extraordinary item in 2002 represents a gain on the repurchase of $36.2 million of the Company’s Senior Subordinated Notes.

(6)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. In connection with the adoption of the new Standard, the Company recorded a non-cash impairment charge of $79.8 million

(7)	For purposes of determining the ratio of earnings to fixed charges, earnings represent income before income taxes, plus fixed charges as presented, without adjustment for one-time items as discussed in (8) below. Fixed charges consist of interest expense on all indebtedness plus a portion of rental payments on operating leases that is considered representative of the interest factor.

(8)	EBITDA, which includes our share of our joint venture’s earnings, represents income before interest expense, income tax expense (benefit) and depreciation and amortization. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles (GAAP), or as a measure of a company’s profitability or liquidity. Additionally, our calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. A reconciliation between operating income presented in accordance with GAAP in the Consolidated Statements of Operations, EBITDA as presented and adjusted EBITDA after removing restructuring charges and other unusual items for the five years ended December 31, 2002 is as follows:

	2002	2001	2000(a)	1999	1998

Operating Income — GAAP	$15,405	$23,910	$7,602	$31,806	$24,580
Depreciation and amortization, net(b)	12,989	12,876	12,763	12,433	7,248
Amortization of goodwill(c)	—	2,494	2,597	2,700	—
Other income	10,618	608	758	2,489	436
Equity in earnings from joint venture	2,990	2,354	611	902	—

EBITDA — As Presented	42,002	42,242	24,331	50,330	32,264
Restructuring and plant closing costs	28,006	1,744	340	2,439	—
Inventory writedowns related manufacturing restructuring	7,236	—	—	—	—
Trade credits asset impairment charge	1,200	—	—	—	—
Credit Facility amendment costs	459	2,271	1,000	—	—
Kmart bankruptcy	1,089	14,082	—	—	—
Cost of faulty heater component	—	—	3,118	2,196	—
Acquisition integration costs	—	—	2,689	3,380	—
Gains on asset sales from restructuring	(9,488)	(559)	—	(1,700)	—
Operating results of divested businesses	—	—	—	4,755	—

EBITDA — Adjusted	$70,504	$59,780	$31,478	$61,400	$32,264

(a)	Operating income and EBITDA amounts in 2000 were reduced by a fourth quarter charge of $25.6 million related to inventory and accounts receivable writedowns.

(b)	Net of amounts rebilled to the Company’s joint venture with General Electric.

(c)	The Company ceased amortizing goodwill in 2002 in accordance with the provisions of SFAS No. 142.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

      The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen electric appliances. The Company’s financial information includes the results of The Rival Company since its acquisition on February 5, 1999. Our home environment products include fans, heaters, humidifiers and air purifiers. Our kitchen appliances include Crock-Pot® slow cookers, roaster ovens, skillets, and deep fryers, and other similar small kitchen electric appliances. Our products are sold under the Holmes®, Rival®, Crock-Pot®, White Mountain®, Bionaire®, Patton®, Family Care® and Titan® brand names. We also sell products to certain retailers under licensed brand names, including General Electric®, Sunbeam® and Halls®. Our products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drug store chains.

      Sales of most of our products follow season patterns that affect our results of operations. In general. sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July to December. Although kitchen electrics, air purifiers, lighting products and accessories generally are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, many of our kitchen products are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized in kitchen electrics and other home environment products.

      A summary of the risks and uncertainties which may affect our future performance is presented on page 3 of this Form 10-K and a discussion of the “risk factors” affecting our business is presented on pages 10 through 14 of this Annual Report. Risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K and the Company’s most recent Registration Statement on Form S-4 (File No. 333-77095).

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon financial statements of The Holmes Group, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Future events cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates under different assumptions and conditions.

      We believe the most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with management’s evaluation of the allowances for doubtful accounts and customer deductions, reserves for inventory valuation, accruals for product returns and the determination of liabilities related to taxation and restructuring actions.

      The following critical accounting policies affect the most significant estimates used in the preparation of our consolidated financial statements:

•	Allowances for Doubtful Accounts and Customer Deductions

We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers using multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. We also establish reserves to cover potential costs related to deductions taken by our customers when payments are remitted and to accrue for co-operative advertising, volume incentives and other sales allowances when they are earned by our customers. These assessments require significant judgment. If the financial condition of our customers were to worsen, or if our customers claim allowances in excess of our accruals, additional write-offs may be required, resulting in costs that are not included in the allowances for doubtful accounts and customer deductions at December 31, 2002.

•	Inventory Reserves

We value our inventory at the lower of cost or market, and regularly review the book value of discontinued product lines to determine if these items are properly valued. If market value is less than cost, we write down the related inventory to net realizable value using estimates of our eventual selling price for the products. We regularly evaluate the composition of our inventory to identify slow-moving and obsolete inventories to determine if additional write-offs are required. Changes in consumer purchasing patterns or in our product mix, however, could result in the need for additional write-offs.

•	Product Returns

We establish reserves for product returns based on historical experience due to the seasonal nature of our business. In addition, we monitor product quality and returns activity subsequent to the year-end. If necessary, we record additional accruals to reflect unfavorable trends, such as counter-seasonal weather that may increase returns.

•	Income Taxes

We record income tax liabilities for known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. At December 31, 2002, the Company had $29.4 million and $52.7 million of federal and state net operating loss carryforwards, respectively, which can be used to offset future taxes on income earned in the United States. This amount excludes certain asset impairment charges and restructuring cost accruals which are not presently deductible for tax purposes. We have established valuation allowances against deferred tax assets as the Company’s ability to generate sufficient taxable income cannot be assured. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to deferred tax asset balances. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not materially change tax filings or adversely affect earnings.

•	Restructuring Reserves

We established reserves and accruals related to the costs associated with our decisions to close certain manufacturing and distribution facilities in the United States. We made judgments and estimates on the net realizable value and timing of the sales of the assets associated with these decisions. If our estimates of the sales proceeds are too high, the losses could exceed the dollar amount of our reserves. If we do not sell the idle facilities in a reasonable period, the costs to exit the facilities could be greater than our established reserves.

      We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances including current and expected economic conditions, product mix and in some cases actuarial valuations. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

      The following table presents our operating results for the three years ended December 31, 2002 as a percentage of net sales:

	Year Ended December 21

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1%	75.5%	76.3%

Gross profit	26.9%	24.5%	23.7%
Selling and administrative expenses	19.8%	20.3%	22.1%

Operating income before restructuring costs	7.1%	4.2%	1.6%
Restructuring and plant closing costs	4.6%	0.3%	0.1%

Operating income	2.5%	3.9%	1.5%
Interest expense	4.9%	6.2%	7.7%
Other income, net	(1.7)%	(0.1)%	(0.2)%
Income tax expense (benefit)	(0.1)%	0.7%	0.5%
Equity in earnings from joint venture	(0.5)%	(0.4)%	(0.1)%

Loss before extraordinary item and cumulative effect of accounting change	(0.1)%	(2.5)%	(6.4)%

     Comparison of Years Ended December 31, 2002 and December 31, 2001

     Net Sales

      During 2002, net sales decreased $3.7 million or 0.6% as compared to net sales during 2001. After excluding $16.8 million in sales of the Pollenex® business, a line of personal care products which the Company sold in January 2002, from the 2001 net sales total, the Company experienced a sales increase of $13.1 million in 2002, or 2.2% above the adjusted 2001 sales level. The Company’s sales performance in 2002 was highlighted by the Rival® kitchen appliance business which produced a 24% sales increase as compared to 2001’s revenue total. A more diverse product line in new cooking appliance categories such as roaster ovens, skillets and deep fryers contributed to the sales increase in the kitchen business. Rival’s core product categories of Crock-Pot® slow cookers and ice cream freezers also showed higher sales in 2002 as new products delivered increased revenues. The 2001 net sales amount has been restated to reflect the reclassification of $15.8 million in co-operative advertising costs as a reduction from net sales. Previously, these costs were included in selling and administrative expenses.

      The kitchen appliance sales increase was partially offset by reduced sales of Holmes® and Bionaire® home environment products due to increased competition during 2002. Sales levels were 15% below 2001 with all product lines in the home environment business producing lower revenues during the year. The largest sales decline occurred in the fan product line due, in part, to the Company’s decision to de-emphasize lower margin categories in 2002 in an effort to improve overall profitability.

      International sales in 2002 increased 12% from 2001 due to higher sales in Canada and Europe. Sales of motors, which are manufactured by our facility in China, to our joint venture with General Electric totaled $17.6 million in 2002 compared to $17.1 in motor sales during 2001.

     Gross Profit

      Gross profit totaled $164 million in 2002, an increase of $14 million or 9.3% above the 2001 level. The Company’s gross profit percent improved 2.4 percentage points during the year to finish at 26.9% in 2002 compared to 24.5% in 2001. During 2002, the Company’s gross profit was reduced by $7.2 million of inventory writedowns related to the decision to close its domestic manufacturing operations. Excluding these one-time writedowns, gross profit would have been 28.1% of net sales, an improvement of 3.6 percentage points above the 2001 gross profit rate. Both of the Company’s major businesses showed gross profit improvements, with the kitchen business benefiting from product innovation and favorable sales trends and the profitability of the home environment business favorably affected by the move away from less profitable, opening price point products.

      The Company’s decision to shift manufacturing activities to its manufacturing complex in southern China and to independent suppliers in the Far East is expected to result in improved profitability in 2003. The Company’s domestic manufacturing operations, which were closed effective January 31, 2003, had unfavorable variances of $3.5 million during 2002, slightly below the unfavorable variances of $4 million incurred in 2001. The Company expects to incur unfavorable variances of approximately $1 million during the first quarter of 2003 as a result of closure.

     Selling and Administrative Expenses

      In 2002, selling and administrative expenses decreased $3.7 million or 3% from the spending total in 2001. These expenses represented 19.8% of net sales in 2002 compared to 20.3% in 2001. The Company’s bad debt provision decreased substantially during 2002 to $6.1 million in 2002 compared to $15.2 million last year, as the 2001 expense included charges of $14.1 million related to the bankruptcy filing of Kmart in January 2002. The 2002 bad debt expense included a charge of $0.7 million to further adjust the Kmart pre-bankruptcy receivables to net realizable value and a charge of $3 million related to the bankruptcy of a distributor. After removing the impact of the Kmart bankruptcy, selling and administrative expenses increased $9.7 million or 8.8% during 2002 as compared to 2001. The increased spending in 2002 included $4.7 million of expenses related to the implementation of new computer systems, higher legal costs of $1 million and $1 million in increased insurance costs. Expenses in 2002 also included a non-cash impairment charge of $1.2 million related to unused trade credits based on a re-examination of the Company’s plan to use these credits.

     Restructuring and Plant Closing Costs

      During 2002, the Company provided for $28 million in restructuring costs related to actions initiated during the year. Restructuring costs were substantially higher than in 2001 when the Company incurred $1.7 million of costs related to the closure of a manufacturing facility in Missouri. In December 2002, the Company announced the shift of all manufacturing activities to its facilities in southern China and to independent suppliers in the Far East resulting in the closure of three domestic manufacturing facilities in January 2003, the phase-out of two distribution centers in Clinton, Missouri and Worcester, Massachusetts during the first half of 2003 and the shutdown of an administrative office in Kansas City, Missouri. In January 2002, the Company had also announced the closing of a distribution center in Sedalia, Missouri. The restructuring costs in 2002 included $19.9 million of non-cash asset impairment charges to writedown redundant property and equipment to their net realizable value, $4 million of severance and benefit costs for approximately 750 employees and $4.1 million of facility exit and lease termination costs. The Company expects to pay the majority of the severance costs during the first six months of 2003, with cash disbursements for facility exit and lease costs occurring throughout 2003 and 2004.

     Interest Expense and Other Income

      Interest expense was $8.3 million lower in 2002 than in 2001 reflecting the Company’s lower debt level and reduced interest rates, which were in effect during 2002. The repurchase of $36.2 million of the Company’s 9 7/8% Senior Subordinated Notes in March 2002 reduced interest expense by approximately $2.2 million during 2002. Interest expense related to the Company’s Credit Facility was also lower in 2002 as the Term Loan portion of the Facility was reduced by continuing principal payments and the application of the $15.1 million in cash proceeds from the sale of the Pollenex® business in January 2002. During 2002, the average outstanding balance on the Revolver portion of the Credit Facility totaled $85 million, a reduction of 23% below the average outstanding balance of $ 110.2 million during 2001. In 2001, interest expense had included a charge of $1 million related to the issuance of warrants to our bank lenders to acquire up to 5% of the Company’s common stock at $5.04 per share. Non-cash interest costs, representing the amortization of debt issuance costs and fees related to the guaranties provided by Berkshire Partners, totaled $7 million in 2002 compared to $5.7 million in 2001.

      Other income in 2002 totaled $10.6 million compared to $0.6 million of income in 2001. The 2002 amount included a gain of $9.5 million related to the sale of the Pollenex® business in January 2002, while other income in 2001 included a gain of $0.6 million related to the sale of a manufacturing facility which had been closed during 2000.

     Income Taxes

      During 2002, the Company recorded an income tax benefit of $0.1 million compared to tax expense of $4.5 million in 2001. In 2002, a tax benefit of $5.1 million related to additional net operating loss carrybacks, which were made possible by recent tax law changes in the United States, more than offset other income tax expense. Tax benefits related to domestic losses during 2002 and 2001 were not recorded in the consolidated financial statements as there was no assurance that these tax benefits would be realized.

     Equity in Earnings of Joint Venture

      The Company recorded $3 million in earnings from our joint venture with General Electric during 2002 compared to earnings of $2.4 million in 2001.

     Extraordinary Gain

      In conjunction with the Fifth Amendment of the Credit Facility in March 2002, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Facility. The Notes repurchased were retired and cancelled. This transaction resulted in an extraordinary gain on the early retirement of debt totaling $22.4 million. The gain is net of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount written off as part of the transaction and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carry forwards.

     Cumulative Effect of Accounting Change

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. In connection with adopting this Standard, the Company, assisted by independent valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. The results of this testing indicate that the carrying values of the goodwill asset for both the home environment and kitchen reporting units significantly exceeded the estimated fair value of the units as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. Accordingly, a non-cash impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $79.8 million on a before and after-tax basis.

     Net Loss and EBITDA

      As a result of the cumulative effect of the accounting change and the restructuring charges described above, the Company incurred a net loss of $57.9 million during 2002 compared to a net loss of $15.6 million in 2001. The Selected Financial Data table on page 16 of this Annual Report includes pro forma results and other non-GAAP financial information to provide a better understanding of the Company’s results and the trends from which to measure performance. EBITDA represents operating income, including the Company’s share of joint venture earnings, plus depreciation and amortization. In 2002, EBITDA totaled $42 million, slightly below the $42.2 million of EBITDA earned in 2001. On a pro forma basis, after removing the effects of the restructuring activities initiated during 2002 and other one-time items, adjusted EBITDA totaled $70.5 million in 2002, an increase of $10.7 million or 18% above the adjusted EBITDA of $59.8 million in 2001.

     Comparison of Years Ended December 31, 2001 and December 31, 2000

     Net Sales

      During 2001, net sales increased $111.4 million or 22.2% above the sales level achieved in 2000. After adjusting the fiscal 2000 sales level for $4.6 million of revenues from residual sourcing agreements related to our former pump and industrial products businesses, which were divested in the fourth quarter of 1999, net sales increased $116 million or 23.4% during 2001. The Rival kitchen business was the largest factor contributing to the higher sales, as revenues benefited from a product line expansion into other cooking categories. During 2001, international sales were also higher, increasing $16.5 million or 27% from 2000, with subsidiaries in Mexico and Europe posting higher sales and Far East revenues benefiting from increased shipments of motors to our joint venture with General Electric.

     Gross Profit

      Gross Profit totaled $150 million in 2001, an increase of $31.4 million or 26.4% above the gross profit of $118.6 million earned in fiscal 2000 due to the increased sales level achieved in 2001. The gross profit increase in 2001 was partially offset by higher discounts and allowances than in 2000 and the shipment of higher cost fan inventory carried over due to the cool summer season in fiscal 2000. As a percent to net sales, gross profit performance improved by 0.8 percentage points during 2001, 24.5% as compared to 23.7% in 2000.

     Selling and Administrative Expenses

      During 2001, selling and administrative costs increased $13.7 million or 12.3% above the expense level in fiscal 2000. Selling and administrative expenses have been restated, reducing previously reported amounts by $15.8 million in 2001 and $12.4 million in 2000, to reflect the reclassification of co-operative advertising costs as a reduction from net sales. Operating costs in 2001 included bad debt expenses of $15.2 million, a substantial increase from the $4.5 million bad debt provision in 2000, due primarily to the $14.1 million charge caused by Kmart’s bankruptcy filing on January 22, 2002. Excluding the bad debt loss related to the Kmart bankruptcy, selling and administrative costs in 2001 decreased $0.4 million or 0.4% from 2000 as compared to the net sales increase of 22.2% achieved during the year. Expenses in 2001 were also affected by increased bank and consulting fees associated with the May 2001 amendment to our Credit Facility and by higher insurance costs. Operating costs were lower in certain selling expense categories, such as sales commissions, print advertising and travel costs, as part of a company-wide effort to reduce spending levels.

     Restructuring and Plant Closing Costs

      Restructuring costs for 2001 totaled $1.2 million. These costs related to the closing of the Company’s Sedalia, Missouri manufacturing plant in June 2001. The costs were made up of certain employee termination benefits and property and equipment write-downs. The activities of this plant were moved to other domestic facilities which were acquired as part of the Rival acquisition in 1999. As a result, approximately 300 manufacturing, engineering and office positions were eliminated. The Company also recorded $0.5 million in plant closing costs, which were expensed as incurred, associated with the closing of the Sedalia facility.

     Interest Expense and Other Income

      Interest and other expense, net for 2001 was $37.3 million compared to $37.8 million for 2000, a decrease of $0.5 million or 1.3% during 2001. Borrowings under the Revolver portion of the Credit Facility averaged $110.2 million, 20% higher than the average borrowings of $91.4 million in 2000. Lower interest rates in effect during 2001 offset the impact of the increased borrowing level. Interest expense for 2001 also included a non-cash charge of $1.0 million for the issuance of warrants to our bank lenders and increased financing fees of $0.5 million related to the amended Credit Facility. Interest expense also included non-cash amortization of debt issuance costs totaling $4.2 million and $4.1 million in 2001 and 2000, respectively.

     Income Tax Expense

      The income tax expense for 2001 was $4.5 million compared to $2.6 million for 2000. The resulting effective tax rate for these periods is not meaningful primarily due to domestic losses for which a tax benefit was not recorded, as there was no assurance such benefit would be realized.

     Equity in Earnings from Joint Venture

      The Company recorded $2.4 million in earnings from its joint venture with General Electric in 2001 versus $0.6 million in 2000. Sales of motors manufactured by the Company’s facility in southern China to the joint venture were approximately $17.1 million in 2001 as compared to $11.9 million in 2000.

     Net Loss and EBITDA

      Despite the higher bad debt provision due to the Kmart bankruptcy, the Company’s net loss decreased substantially during 2001 to $15.6 million compared to a loss of $32.2 million in 2000. The higher sales level and the improved gross profit performance during 2001 were the most significant factors contributing to this improvement. In 2001, EBITDA totaled $42.2 million compared to EBITDA of $24.3 million in 2000. On a pro forma basis, after removing the impact of the Kmart bankruptcy in 2001 and certain other one-time items in the 2001 and 2000 results, adjusted EBITDA totaled $59.8 million in 2001, an increase of $28.3 million above the adjusted EBITDA of $31.5 million in 2000.

Liquidity and Capital Resources

     Analysis of Cash Flows

      Following the Company’s recapitalization transaction in November 1997 and the Rival acquisition in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under our Credit Facility. Our primary liquidity requirements have been for working capital, to service our indebtedness and to fund capital expenditures. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the Credit Facility, as most recently amended, will be sufficient to meet our liquidity needs for the next twelve months, during which time we will continue to carefully evaluate our financing requirements.

      The Company’s cash and cash equivalents decreased to $8.4 million at December 31, 2002, from $10.1 million at December 31, 2001. Cash provided by operations for the years ended December 31, 2002 and 2001 was $50.9 million and $36.2 million, respectively. In 2002, operating earnings, adjusted for non-cash items, improved to $39.8 million as compared to adjusted operating earnings of $24.8 million for the year ended December 31, 2001. Changes in other operating assets and liabilities provided $11.1 million of cash in 2002 compared to $11.4 million in 2001. After adjusting for the sale of the Pollenex business, inventory levels at December 31, 2002 were above last year by $11.5 million or 11.7%. Accounts receivable balances decreased substantially from the year ago levels, down $13.2 million or 9.3% from the accounts receivable amount at December 31, 2001. Days sales outstanding (DSO) at December 31, 2002 stood at 57 days, 12% below the DSO statistic in 2001. Inventory turnover was 3.7 in 2002, slightly improved from the 3.6 turnover statistic in 2001. The increased inventory levels at December 31, 2002 included higher quantities of domestically manufactured slow-cookers and ice cream freezers to help insure a smooth transition to the Far East production.

      Cash provided by investing activities for the year ended December 31, 2002 was $3 million compared to a use of cash of $12.2 million in 2001. The 2002 amount includes $15.1 million in cash proceeds received in connection with the sale of the Pollenex division in January 2002. The proceeds were offset by $14.6 million invested in capital expenditures for property and equipment during 2002 compared to capital expenditures of $17 million in 2001. We expect to spend approximately $15 million on capital expenditures in 2003, primarily related to the expansion of our China manufacturing facilities, the implementation of computer systems and on-going tooling costs to support new product development initiatives. The Company also received $2.5 million in earnings distributions from its joint venture with General Electric in 2002 compared to earnings distributions of $1.9 million in 2001.

      Cash used for financing activities for the years ended December 31, 2002 and 2001 was $55.4 million and $16.9 million, respectively. Cash used for financing in 2002 reflected $42.2 million of repayments on the Credit Facility using cash flow from operations, the Pollenex® sale proceeds and also the use of $11.5 million in cash to repurchase $36.2 million of our outstanding Senior Subordinated Notes. The Revolver portion of our Credit Facility totaled $84.2 million at December 31, 2002, a reduction of $27.3 from the $111.5 million outstanding balance at the end of 2001. During 2002, the weighted average outstanding balance on the Revolver portion of the Credit Facility totaled $85 million, 23% below the average outstanding balance of $110.2 million during 2001.

      The Company’s pension liabilities increased significantly in 2002 due to the declines in investment performance and interest rates. These pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected long-term rate of return for fiscal year 2003 will be 8.0%, which is lower than the 9.0% rate used 2002. The discount rate used for the calculation of plan liabilities at December 31, 2002 was 6.5%, which is 50 basis points below the 7.0% rate used in 2001. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. At year end 2002 we recorded a non-cash minimum pension liability of $7 million. This liability was created based on the shortfall of plan assets versus the accumulated benefit obligation. Pension expense, a non-cash item for 2002, was $1 million during the year, even with the pension expense recorded in 2001, which included a charge of $0.5 million under the plan curtailment accounting provisions of FAS No. 88. Pension expense is expected in increase to approximately $3.5 million in fiscal 2003, with $1.8 million of the increase related to a FAS No. 88 charge related to the facility closings described above. During 2002, we were not required to make a cash contribution to the Company’s defined benefit pension plan. Current actuarial estimates anticipate a pension cash contribution of approximately $1 million for 2003.

     Financing Arrangements

      As part of the 1997 recapitalization transaction, we issued $105.0 million of 9 7/8% Senior Subordinated Notes due November 2007 (the Notes), and an additional $31.3 million of Notes to partially finance the Rival acquisition in 1999. We may determine to repurchase Notes from time to time in open market or privately negotiated transactions. As of November 15, 2002, the Notes are also subject to redemption at any time at our option, in whole or in part, at stated redemption prices. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all of our senior debt, including borrowings under the Credit Facility. The notes are cross-defaulted to payment defaults under the Credit Facility.

      We entered into an amended and restated Credit Facility agreement in February 1999 in connection with the Rival acquisition. This Credit Facility consisted of a Term Loan A of $40.0 million that matures in February, 2005, a Term Loan B of $85.0 million that matures in February, 2007 and a Revolving Credit Facility maturing in February, 2005. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

      Our financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. On May 7, 2001, the Company and the Bank Group agreed to a Fourth Amendment to the Credit Facility which waived the defaults, revised certain of the financial ratio covenants and changed the maximum availability. As partial consideration for the amendments, we issued warrants to the lenders to acquire up to 5% of Holmes’ common stock on a fully-diluted basis. The warrants are exercisable at a price of $5.04 per share, and expire May 7, 2006. Additionally, investment funds affiliated with Berkshire Partners, our majority stockholder, agreed to provide an aggregate $43.5 million guarantee in support of the increased revolving credit commitment.

      On March 22, 2002, Holmes and the Bank Group agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment further revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004, in order to reflect our current business plan and to accommodate the $14.1 million bad debt charge in the fourth quarter of 2001 due to the Kmart bankruptcy. Under the Fifth Amendment, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B continues to be supported by the Berkshire Partners’ guarantee entered into in connection with the Fourth Amendment. Actual availability under these revolving credit facilities is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the Revolving Credit Loan B was extended from July 1, 2002 through July 1, 2004. The maturity date of the Revolving Credit Loan A and the Term Loan A remain at February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority in interest of the lenders. The maturity date of the Term Loan B remains at February 5, 2007. As part of the Fifth Amendment, the applicable interest rate margins on the Revolving Credit Loan B were reduced, while the margins on the Revolving Credit Loan A and Term Loans A and B were increased. We expect to refinance our borrowing arrangements during the first six months of 2004.

      The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants, which, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be impacted by general economic conditions and other factors. See “Business — Certain Risk Factors Which May Affect Our Future Operating Results” above.

      In conjunction with the Fifth Amendment, Holmes repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest on the Notes, which was funded with proceeds of the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. This transaction resulted in an extraordinary gain of $22.4 which is included in the consolidated statement of operations for the year ended December 31, 2002. The Company may consider repurchases of additional Notes in the future and may utilize the proceeds of the Credit Facility for this purpose.

      As a result of the Note repurchase transaction, the January 2002 sale of the Pollenex business and improvements in operating cash flow, we made substantial progress in reducing our debt level during 2002. Total debt amounted to $275.2 million at December 31, 2002, a reduction of $78 million or 22% below the 2001 year-end debt level of $353.2 million. The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

		Less Than		After
	Total	1 Year	1-3 Years	3 Years

		(in thousands)
Long-term debt — variable rate	$175,634	$9,078	$131,453	$35,103
Long-term debt — fixed rate	99,544	—	—	99,544
Non-cancelable operating lease obligations	62,706	7,009	16,365	39,332
Outstanding letters of credit	8,918	8,918	—	—
Purchase commitments for capital expenditures	9,057	9,057	—	—

Recently Issued Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this Standard will not have material effect on its consolidated financial statements.

      The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy, Sinking Fund Requirements” and FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” The Statement also amends FASB Statement No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 will be effective for the Company related to the rescission of FAS No. 4 and FAS No. 64 on January 1, 2003. FAS No. 145 will be effective related to the amendment of FAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of FAS No. 145 will be effective for financial statements issued after May 15, 2002. The Company expects that the provisions of FAS 145 will require the reclassification of the gain related to the senior notes repurchase, which was treated as an extraordinary item in 2002, to other income in future financial presentations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at it fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this Standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, this issuance of certain types of guarantees. Information required by the disclosure provisions of the interpretation, which are effective for financial statements of interim or annual periods that end after December 15, 2002, is presented in Note 14 to the consolidated financial statements. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is currently evaluating the provisions of this interpretation to determine the impact of adoption.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS 123 “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends FAS 123 disclosure requirements to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements of FAS 123 are effective for the Company as of December 28, 2002 and the interim disclosure requirements will be effective during its first quarter of fiscal year 2003. As permitted under both FAS 123 and FAS 148, the company continues to follow the intrinsic value method of accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

Investor Conference Call

      Following our press release to announce fourth quarter results, Holmes’ management held a telephone conference call on March 17, 2003, in order for investors and other interested stakeholders to hear management’s views on our results of operations during the year ended December 31, 2002. A replay of this call is available until April 7, 2003. If you are interested in accessing the replay, please call Kay Ford, Executive Assistant, at 508-422-1642 for access instructions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 2002, the carrying value of our debt totaled $275.2 million. The fair value approximated $245.4 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

      At December 31, 2002, the Company had fixed rate debt of $99.5 million and variable rate debt of $175.7 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $1.2 million. Based on the amounts of variable rate debt outstanding at December 31, 2002, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.8 million, holding other variables constant.

Item 8.     Financial Statements and Supplementary Data

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of The Holmes Group, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Holmes Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 7, 2003

THE HOLMES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(in thousands except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,426	$10,115
Accounts receivable, net of allowances of $18,351 in 2002 and $18,202 in 2001	128,409	141,629
Inventories	110,236	103,195
Prepaid expenses and other current assets	4,817	5,317
Deferred income taxes	5,067	5,249

Total current assets	256,955	265,505
Assets held for sale	6,466	86
Property and equipment, net	42,446	69,096
Goodwill, net	—	79,838
Deposits and other assets	837	4,985
Debt issuance costs, net	10,184	13,071
Deferred income taxes	5,956	5,774

	$322,844	$438,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	44,267	36,743
Current portion of Credit Facility	9,078	8,476
Accrued income taxes	7,405	6,457
Deferred income taxes	2,967	2,209
Accrued expenses and other current liabilities	53,101	40,539

Total current liabilities	116,818	94,424
Long-term portion of Credit Facility	166,556	209,406
Senior Subordinated Notes	99,544	135,298
Pension obligation	5,840	—
Other liabilities	7,613	7,485
Deferred income taxes	989	1,125
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value. Authorized — 28,500,000 shares;
Issued and outstanding — 20,302,995 shares	20	20
Additional paid in capital	68,874	68,874
Accumulated other comprehensive income (loss)	(7,231)	(2)
Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)
Retained earnings (deficit)	(74,103)	(16,199)

Total stockholders’ equity (deficit)	(74,516)	(9,383)

	$322,844	$438,355

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands)
Net sales	$608,554	$612,240	$500,810
Cost of sales	444,577	462,271	382,205

Gross profit	163,977	149,969	118,605
Selling and administrative expenses	120,566	124,315	110,663
Restructuring and plant closing costs	28,006	1,744	340

Operating income	15,405	23,910	7,602
Other income and expense:
Interest expense	29,615	37,900	38,550
Other income, net	(10,618)	(608)	(758)

	18,997	37,292	37,792

Loss before income taxes, equity in earnings from joint venture, extraordinary item and cumulative effect of change in accounting principle	(3,592)	(13,382)	(30,190)
Income tax expense (benefit)	(148)	4,527	2,591
Equity in earnings from joint venture	(2,990)	(2,354)	(611)

Loss before extraordinary item and cumulative effect of change in accounting principle	(454)	(15,555)	(32,170)
Extraordinary gain	22,388	—	—
Cumulative effect of change in accounting principle	(79,838)	—	—

Net loss	$(57,904)	$(15,555)	$(32,170)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common
	Stock
	$.001			Accumulated			Total
	Par Value		Additional	Other		Retained	Stockholders’
			Paid In	Comprehensive	Treasury	Earnings	Equity
	Shares	Par	Capital	Income/(loss)	Stock	(Deficit)	(Deficit)

	(in thousands, except par value)
Balance at December 31, 1999	20,308	$20	$67,915	$397	$(62,058)	$31,526	$37,800
Foreign currency translation adjustments	—	—	—	(156)	—	—	(156)
Net loss	—	—	—	—	—	(32,170)	(32,170)

Balance at December 31, 2000	20,308	$20	$67,915	$241	$(62,058)	$(644)	$5,474
Issuance of stock warrants and repurchase of treasury stock	(5)	—	959	—	(18)	—	941
Foreign currency translation adjustments	—	—	—	(243)	—	—	(243)
Net loss	—	—	—	—	—	(15,555)	(15,555)

Balance at December 31, 2001	20,303	$20	$68,874	$(2)	$(62,076)	$(16,199)	(9,383)
Foreign currency translation adjustments	—	—	—	(187)	—	—	(187)
Minimum pension liability adjustment	—	—	—	(7,042)	—	—	(7,042)
Net loss	—	—	—	—	—	(57,904)	(57,904)

Balance at December 31, 2002	20,303	$20	$68,874	$(7,231)	$(62,076)	$(74,103)	$(74,516)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands)
Net loss	$(57,904)	$(15,555)	$(32,170)
Other comprehensive income:
Foreign currency translation adjustments	(187)	(243)	(156)
Minimum pension liability adjustment	(7,042)	—	—

Comprehensive income (loss)	$(65,133)	$(15,798)	$(32,326)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net loss	$(57,904)	$(15,555)	$(32,170)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	13,989	16,180	15,737
Amortization of debt related costs and other non-cash interest	7,010	5,678	4,129
Provision for doubtful accounts	6,134	15,219	4,543
Loss on disposal of assets	884	564	—
Gain on sale of business	(9,488)	—	—
Extraordinary gain	(22,388)	—	—
Cumulative effect of change in accounting principle	79,838	—	—
Deferred income taxes	622	2,332	(425)
Restructuring and other asset impairment charges	21,090	417	—
Changes in operating assets and liabilities:
Accounts receivable	4,614	(34,969)	13,222
Inventories	(11,539)	27,855	(18,390)
Prepaid expenses and other current assets	500	1,140	7,284
Deposits and other assets	1,094	305	(1,080)
Accounts payable	7,524	6,311	3,746
Accrued expenses and other liabilities	7,929	9,033	(2,911)
Accrued income taxes	948	1,740	794

Net cash provided by (used for) operating activities	50,857	36,250	(5,521)
Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	15,100	2,228	4,753
Distribution of earnings from joint venture	2,472	1,876	1,375
Purchases of property, plant and equipment	(14,554)	(17,020)	(28,341)
Cash received from joint venture partner	—	700	1,893

Net cash provided by (used for) investing activities	3,018	(12,216)	(20,320)
Cash flows from financing activities:
Repayments of Credit Facility, net of issuance costs	(42,248)	(14,543)	22,350
Redemption of long-term debt	(11,550)	—	—
Debt issuance costs	(1,579)	(2,393)	—
Principal payments on capital lease obligations	—	—	(139)

Net cash provided by (used for) financing activities	(55,377)	(16,936)	22,211
Effect of exchange rate changes on cash	(187)	—	—

Net increase (decrease) in cash and cash equivalents	(1,689)	7,098	(3,630)
Cash and cash equivalents, beginning of period	10,115	3,017	6,647

Cash and cash equivalents, end of period	$8,426	$10,115	$3,017

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,252	$33,305	$32,181
Cash paid for (refund of) income taxes	$(2,716)	$1,041	$(4,753)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

      The Holmes Group, Inc. (THG), along with its wholly-owned subsidiaries, including The Rival Company (Rival), which was acquired in February 1999, designs, develops, manufactures, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances and lighting products to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia. The Company’s majority stockholder is Berkshire Partners LLC.

      Holmes Products (Far East) Limited (HPFEL) and its subsidiaries manufacture, source and sell consumer durable goods, mainly to THG and its subsidiaries. HPFEL operates facilities in China and Taiwan.

2. Summary of Significant Accounting Policies

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

      The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with management’s evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to warranty activity, taxation and restructuring allowances, collectibility of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

      A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statement is as follows:

     Basis of Consolidation

      The accompanying financial statements include the accounts of THG and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. THG and its consolidated subsidiaries, including Rival, HPFEL and their respective subsidiaries, are referred to herein as the Company.

     Reclassifications

      Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period presentation.

     Translation of Foreign Currencies

      The functional currency for the Company’s foreign operations is either the U.S. dollar or the subsidiary’s local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Stockholders’ equity (deficit) is translated at historical exchange rates and income, expense and cash flow items are translated at average exchange rates for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as an adjustment to the accumulated other comprehensive income component of stockholders’ equity (deficit). Gains and losses resulting from remeasurement of balances denominated in other than the local currency, totaling a net gain of $62,000 in 2002 and a net loss of $792,000 in 2001, are included in other income, net in the consolidated statement of operations. Exchange gains and losses in 2000 were immaterial.

     Cash and Cash Equivalents

      All highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Such investments consist of a money market account. Cash overdrafts are classified as accounts payable in the consolidated balance sheets.

     Business and Credit Concentrations

      THG sells its products to retailers throughout the United States, Canada, Mexico and Europe. Two customers accounted for approximately 26% and 10%, of total sales in 2000 and approximately 31% and 12% of sales in 2002, respectively. Three customers accounted for approximately 32%, 12% and 10%, respectively, of total sales in 2001. Accounts receivable due from these customers amounted to 53% and 39% of total accounts receivable at December 31, 2001 and 2002, respectively.

      Certain of THG’s retail customers have filed for bankruptcy protection during the last three years. Management monitors and evaluates the credit status of its customers, and adjusts sales terms as appropriate. The Company maintains reserves for potential credit losses based on management’s estimates of the creditworthiness of its customers. Should conditions warrant, the Company may need to increase these reserves, which may have an adverse impact on the Company’s earnings. THG has also entered into an agreement with an insurance company to insure THG’s receivables from certain pre-determined customers, up to specified limits, if the customer defaults on payment. In exchange, THG pays a semi-annual fee.

      On January 22, 2002, Kmart Corporation, a significant customer of the Company during fiscal 2001, filed a petition for voluntary bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Management estimated and recorded an allowance for doubtful accounts of approximately $14.1 million related to the accounts receivable balances due from Kmart Corporation at December 31, 2001, which were uninsured and remained uncollected at January 22, 2002. During 2002, the Company recorded an additional $700,000 of bad debt expense to adjust the remaining net book value of the pre-bankruptcy accounts receivable to their estimated net realizable value. In addition, the Company recorded losses of $389,000 in 2002 related to the disposal of private label inventory which the Company had manufactured for Kmart prior to the bankruptcy filing.

      Management does not believe that the Company is subject to any other unusual risks beyond the normal credit risk attendant to operating its business.

     Inventories

      All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 86% of inventories and the last-in, first-out method (LIFO) for the domestically manufactured component of Rival’s inventory, which represents the remaining 14% of inventory.

     Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance costs are expensed as incurred.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Impairment of Long-Lived Assets

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of January 1, 2002. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. An impairment loss would be recognized when estimated, undiscounted cash flows are less than the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value as determined using an appraisal or a valuation using discounted cash flows.

     Goodwill and Other Intangible Assets

      Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their useful lives.

      FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. The second step of the impairment test measures the amount of the impairment loss. The Company completed the transitional and annual impairment test in 2002 and concluded its goodwill was impaired. Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. There are no finite or indefinite lived intangible assets recorded as of December 31, 2001 or 2002.

     Revenue Recognition

      Sales are recorded net of returns from retail customers. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. Revenue is recognized upon transfer of title and risk of loss, which generally occurs upon shipment, or for certain shipments, upon delivery to the customer.

      Upon the recognition of revenue, the Company estimates and records, as a component of net sales, provisions for anticipated sales returns and other customer sales incentives such as volume rebates, co-operative advertising programs, warranty programs, other trade allowances. These provisions are estimated based on historical experience and negotiated arrangements with certain customers.

      Revenues for shipping and handling are recorded as net sales, while the associated costs are recorded in selling and administrative expenses in the consolidated statements of operations. The freight costs included in selling and administrative expenses were approximately $9.6 million, $11.7 million and $12.6 million in 2000, 2001 and 2002, respectively.

     Product Development

      Research, engineering and product development costs are expensed as incurred. These expenses totaled $11 million, $11 million and $9 million in 2000, 2001 and 2002, respectively.

     Advertising

      Advertising costs are expensed as incurred. In conjunction with transfers of inventory in 1998, the Company received trade credits totaling $2,352,000 to be used for the purchase of advertising media,

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merchandise or services, subject to certain limitations and cash co-payments. The credits, which were originally due to expire in February 2003, have been extended to February, 2006. The remaining balance of these credits approximated $2,322,000 at December 31, 2001 and $1,122,000 at December 31, 2002, which is included in prepaid expenses and other assets in the consolidated balance sheets. While the Company is currently evaluating several other alternatives to use the remaining trade credits before they expire, an impairment charge of $1.2 million was recorded during the fourth quarter of 2002 related to these assets based on a re-examination of the Company’s plan to use these credits. The Company expects to use approximately $1.1 million of the credits in fiscal 2003 in connection with a consumer advertising campaign which is currently under development.

      Advertising expenses, which are included in selling and administrative expenses in the accompanying statements of operations, totaled $2,292,000, $831,000 and $1,681,000 in 2000, 2001 and 2002. The Company also offers co-operative advertising arrangements to its retail customers. In November 2001, FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9 (formerly EITF Issue 00-25), “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” This issue addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. This consensus only impacts revenue and expense classifications and does not change reported net income. In accordance with the consensus, the Company adopted the required accounting as of January 1, 2002, and reclassified approximately $12,439,000 and $15,759,000 of co-operative advertising expenses as deductions from net sales for the years ended December 31, 2000 and 2001, respectively. These costs were previously classified as selling and administrative expenses in the consolidated statements of operations.

     Income Taxes

      The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Pension Obligations

      The Company recognized obligations associated with its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87 “Employers Accounting for Pensions”. Liabilities and expenses are calculated by accredited independent actuaries. As required by FAS 87, the Company is required to make certain assumptions to value liabilities and estimate the components of pension costs. These assumptions are reviewed annually, or whenever otherwise required by FAS 87, based on reviews of current plan information and current market information. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined benefits associated with post-retirement benefit plans.

     Stock Based Compensation

      As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB 25”. All awards were granted with an exercise price

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to fair value of the Company’s stock. Accordingly, no stock compensation expense has been recognized in the consolidated statement of operations in 2000, 2001 or 2002.

      FAS 123 requires the presentation of certain pro forma information as if the Company has accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Block Scholes option-pricing model. The weighted average fair value of the Company’s option grants for 2000, 2001 and 2002 was $1.54, $.80 and $0.84, respectively calculated utilizing the following weighted average assumptions:

	2002	2001	2000

Risk free interest rate	4.62%	4.39%	6.17%
Weighted average expected life (years)	6.0	6.0	6.0

      Had compensation expense for the Company’s option grants been determined consistent with the provisions of FAS 123, the Company’s net loss for the three years ended December 31, 2002 would have been increased to the pro forma amounts indicated below.

	2002	2001	2000

Reported net loss	$(57,904)	$(15,555)	$(32,170)
Stock-based employee compensation included in net loss	—	—	—
Stock-based employee compensation determined under the fair value method for all awards	(1,164)	(1,086)	(979)

Pro forma net loss	$(59,068)	$(16,641)	$(33,149)

      No tax benefits have been assumed in calculating the pro forma net loss as a valuation allowance would be recorded against these benefits.

     Joint Venture

      In October 1998, the Company entered into an agreement with General Electric Company creating a limited liability corporation engaged in the manufacturing, sales and distribution of motors. The Company sells motors manufactured by HPFEL to the joint venture at fair market prices. The joint venture, GE Holmes Industries, LLC (GEHI), is owned 49% by a subsidiary of THG. The Company’s investment in the joint venture is accounted for in the consolidated financial statements using the equity method of accounting. Under this method, the Company’s share of the joint venture’s income or loss is included in the consolidated statement of operations. The Company’s portion of the joint venture earnings and the gross profit earned by HPFEL, which manufactures the motors, were as follows for the three years ended December 31, 2002 (in thousands):

		Recorded as
	Recorded as	Equity in Earnings
	Gross Profit	from Joint Venture	Total Income

2002	$1,939	$2,990	$4,929
2001	2,058	2,354	4,412
2000	995	611	1,606

      At December 31, 2001 and 2002, accounts receivable in the consolidated balance sheet included $2.8 million and $3.1 million, respectively, representing amounts due from GEHI. The Company’s sales to GEHI were approximately $11.9 million, $17.1 million and $17.6 million during the years ended December 31, 2000, 2001 and 2002, respectively.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income (Loss)

      The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income”. As it relates to the Company, comprehensive income (loss) is defined as net income (loss) plus the change in currency translation adjustments and the minimum pension liability adjustment.

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

      Fair values for cash and cash equivalents, accounts receivable, other receivables, income taxes receivable, accounts payable, accrued expenses and accrued income taxes approximate their carrying values at December 31, 2001 and 2002, due to their relatively short maturity. The fair values of the Company’s Credit Facility approximate its carrying values at December 31, 2001 and 2002 because the interest rates on these borrowings approximate current market rates. The fair value of the Company’s Senior Subordinated Notes was approximately 40% in 2001 and 70% in 2002 of their carrying value.

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes that the adoption of this Standard will not have a material effect on its consolidated financial statements.

      The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective for THG related to the rescission of FAS 4 and FAS 64 on January 1, 2003. FAS 145 is effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued after May 15, 2002. The Company expects that the provisions of FAS 145 will require the reclassification of the gain related to the Senior Notes repurchase, which was treated as an extraordinary item in 2002, to other income in future financial presentations.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonable estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this Standard is expected to impact the timing of recognition of costs associated with future exit and disposal activities.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, including indirect guarantees of indebtedness of others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Information required by the disclosure provisions of the interpretation, which are effective for financial statements of interim or annual periods that end after December 15, 2002, is presented in Note 14 below. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company is currently evaluation the provision of this interpretation to determine the impact of adoption.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS 123 “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends FAS 123 disclosure requirements to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation ad the effect of the method used on reported results. The annual disclosure requirements of FAS 123 are effective for the Company as of December 28, 2002 and the interim disclosure requirements will be effective during its first quarter of fiscal year 2003. As permitted under both FAS 123 and FAS 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

3. Change in Accounting Principle

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of FAS 142 were effective for the Company’s 2002 fiscal year and, accordingly, the Company adopted the new standard effective January 1, 2002. The Company’s goodwill is associated with its Consumer Durables segment. There were no other finite or infinite lived intangible assets recorded as a result of this acquisition. In accordance with the new standard, the Company has ceased goodwill amortization as of the beginning of fiscal 2002. FAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including the goodwill of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds the corresponding fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be evaluated in the second step of the impairment testing which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the unit’s goodwill.

      In connection with adopting this Standard, the Company, assisted by independent valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. The Company’s policy is to value goodwill and other intangible assets using the discounted cash flow method. The results of the transitional impairment testing indicated that the carrying values of the goodwill asset for both the home environment and kitchen reporting units significantly exceeded the estimated fair value of the units. A non-cash impairment charge of $79.8 million has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge, which relates to the Company’s Consumer Durables segment, was $79.8 million on a before and after-tax basis.

      The results for the years ended December 31, 2000 and 2001 do not reflect the provisions of FAS 142. The Company’s application of the non-amortization provisions of FAS 142 resulted in a reduction in the reported net loss for 2002 by approximately $2.5 million. If the Company has adopted FAS 142 in earlier periods, the net losses in 2000 and 2001 would have been reduced by $2.6 million and $2.5 million, respectively, resulting in an adjusted loss of $29.6 million for 2000 and $13.1 million for 2001.

4. Inventories

      Inventories in the consolidated balance sheets are as follows:

	December 31,

	2002	2001

	(in thousands)
Finished goods	$95,789	$80,212
Raw materials	12,501	17,142
Work-in-process	2,312	6,041

	110,602	103,395
LIFO allowance	(366)	(200)

	$110,236	$103,195

5. Property and Equipment

      Property and equipment in the consolidated balance sheets are as follows:

		December 31,

	Depreciable Lives	2002	2001

		(in thousands)
Mold costs and tooling	1 1/2 – 5 years	$34,204	$37,011
Machinery and equipment	7 – 10 years	31,879	39,662
Buildings and leasehold improvements	Life of lease – 40 years	14,400	31,671
Computer equipment and software	5 – 7 years	11,451	6,049
Furniture and fixtures	5 – 10 years	2,777	5,880
Land	Not applicable	1,418	712
Motor vehicles	4 – 5 years	490	492

		96,619	121,477
Less — accumulated depreciation and amortization		(54,173)	(52,381)

		$42,446	$69,096

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Accrued Expenses

      Accrued expenses in the consolidated balance sheets consists of the following:

	December 31,

	2002	2001

	(in thousands)
Sales returns and allowances	$7,674	$6,819
Payroll and incentive compensation	9,188	6,180
Interest	2,377	3,286
Co-operative advertising allowances	5,974	7,551
Restructuring costs	7,083	446
Other	20,805	16,257

	$53,101	$40,539

7. Restructuring Charges and Other Business Divestitures

      On February 5, 1999, the Company completed its acquisition of The Rival Company for an aggregate purchase price of $279.6 million, including $129.4 million of cash payments in connection with a tender offer for all of the outstanding shares of common stock of Rival (including payments to optionees), $142.9 million to refinance Rival’s outstanding debt and $7.3 million in acquisition costs. The acquisition was accounted for as a purchase, and the results of operations of Rival are included in the consolidated financial statements since the date of acquisition.

      In connection with the acquisition, the Company recorded a restructuring reserve of $6.4 million as an assumed liability in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Management determined that certain restructuring actions would be required to effectively integrate the Rival operations. These restructuring actions were comprised primarily of the elimination of certain overlapping positions within the management and support staff layers of the combined company, the relocation of key home environment personnel from Kansas City, Missouri to Milford, Massachusetts, the consolidation of the Rival Hong Kong and Canadian offices into other existing local offices, and the closure of the Warrensburg, Missouri manufacturing facility. These actions resulted in the elimination of 216 Rival employees. Severance for some of these employees was paid during fiscal 2001 and 2002. Exit costs related to these restructuring plans were comprised primarily of lease termination costs in Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. All actions were completed during 1999 and 2000 with the Warrensburg facility being sold during the first quarter of 2001 for $1,965,000 in cash, resulting in a gain of $559,000 which is included in other income in the 2001 consolidated statement of operations.

      Subsequent to the acquisition of the Rival business, the Company initiated certain restructuring actions to further integrate and consolidate Rival’s operations and to reduce operating costs. In June 2001, the Company announced the closure of Rival’s Sedalia, Missouri manufacturing facility. The activities of this plant were moved to Rival’s other plants resulting in the elimination of approximately 300 manufacturing, engineering and office positions. In connection with the closure, the Company recorded a restructuring charge of $727,000 to cover severance and other employee related costs. Severance payments to these employees were paid during 2001 and 2002. The Company also recorded $467,000 in restructuring charges related to the Sedalia plant closure, including asset write-downs of redundant property and equipment of $417,000 and facility exit costs of $50,000. Additionally, the 2001 statement of operations includes $550,000 of plant closing costs which were expensed as incurred during the year. The remaining net book value of this facility, which is immaterial, is classified as assets held for sale in the consolidated balance sheet.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2002, the Company announced the closing of its Sedalia, Missouri distribution center. The activities of this facility were moved to the other existing distribution centers. In connection with this facility closure, the Company recorded restructuring charges totaling $3,649,000 in the first nine months of 2002, which included $2,971,000 of asset write-downs of redundant property and equipment to their estimated net realizable value, facility exit costs of $612,000 and $66,000 in severance payments for employees who elected not to transfer to other facilities. During the fourth quarter of 2002, the Company recorded additional restructuring costs of $1,249,000 to further write-down the value of the Sedalia real estate. The net realizable value of this facility has been classified as assets held for sale in the consolidated balance sheet.

      On December 2, 2002, the Company announced the closure of its remaining US manufacturing operations effective January 31, 2003, in an effort to enhance efficiencies and to reduce operating costs. The production activities of the facilities in Flowood, Mississippi, Sweet Springs, Missouri and Clinton, Missouri will be shifted to the Company’s expanded manufacturing complex in southern China and to other independent suppliers in the Far East. As part of this restructuring action, the Company also announced the closure of an administrative office in Kansas City, Missouri and the phase out of two distribution and service centers in Clinton, Missouri and Worcester, Massachusetts during the first half of 2003. As a result of these changes, the Company recorded restructuring charges totaling $23,108,000 during the fourth quarter of 2002. The charges included $3,935,000 for severance payments to 706 employees, $15,670,000 of non-cash asset write-downs of redundant property and equipment to their estimated net realizable value, $1,531,000 of liabilities related to outstanding lease obligations and facility exit costs of $1,972,000. The remaining net realizable value of these facilities and equipment is classified as assets held for sale in the consolidated balance sheet as of December 31, 2002. In addition, cost of sales in 2002 includes $7,625,000 of inventory losses related to the restructuring actions as the Company anticipates disposing of certain products at selling prices below cost as part of the facility closures.

      A reconciliation of the restructuring reserve activity for the three years ended December 31, 2002 is as follows:

	Employee	Facility	Total
	Severance and	Exit and	Accrued
	Relocation Costs	Other Costs	Restructuring

	(in thousands)
Balance at December 31, 1999	$4,217	$427	$4,644
Cash payments made	(2,451)	—	(2,451)
Adjustments	(1,054)	(194)	(1,248)

Balance at December 31, 2000	712	233	945
Restructuring charges	727	50	777
Cash payments	(1,043)	—	(1,043)
Adjustments	—	(233)	(233)

Balance at December 31, 2001	396	50	446
Restructuring charges	4,001	4,115	8,116
Cash payments	(766)	(713)	(1,479)

Balance at December 31, 2002	$3,631	$3,452	$7,083

      The adjustments made in fiscal 2000 and 2001 include a reduction of the original severance and relocation accruals and a reduction of the facility exit cost accruals as part of the closure of the Warrensburg, Missouri facility initially recorded in accordance with EITF 95-3. Accordingly, these adjustments were recorded as reductions of goodwill.

      Following the Rival acquisition, the Company divested three of Rival’s non-core business units. On October 8, 1999, the Company sold the assets of Rival’s sump and utility pumps division for $11.4 million.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 21, 1999, the Company sold the net assets of Rival’s industrial and building supply products businesses for proceeds of $11.9 million. As these transactions were contemplated as of the original Rival acquisition date, the net loss on these transactions of $2.5 million was recorded as an increase in goodwill. During 2001, the Company finalized the Rival industrial and building supply products businesses divestiture. Additional consideration of $1.2 million was also recorded as a reduction of goodwill. On January 14, 2002, the Company sold substantially all of the assets of its Pollenex® division, which marketed personal care products, for approximately $15.1 million. The cash proceeds received in this transaction exceeded the net assets of the business, which consisted primarily of inventory and property and equipment, by approximately $9.5 million, resulting in a gain which has been recorded as other income in the consolidated statement of operations for the year ended December 31, 2002.

8. Long-Term Debt

      Long-term debt in the consolidated balance sheet consists of the following:

	December 31,	December 31,
	2002	2001

	(in thousands)
Revolving Credit Facility	$84,209	$111,500
Term Loan A due February 2005	15,397	24,777
Term Loan B due February 2007	76,028	81,605

Total Credit Facility	175,634	217,882
9 7/8% Senior Subordinated Notes, net of unamortized discount, due November 15, 2007	99,544	135,298

Total debt	275,178	353,180
Less current maturities of Credit Facility	(9,078)	(8,476)

	$266,100	$344,704

     Credit Facility

      On March 22, 2002, the Company and its Bank Group agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004. Under the Fifth Amendment, the lenders committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B of Credit Facility is supported by the guarantee of Berkshire Partners, the Company’s majority shareholder. The Berkshire Partners’ guarantee was established in connection with the Fourth Amendment of the Credit Facility in May 2001. Actual availability under these Revolving Credit Facilities is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the Revolving Credit Loan B was extended from July 1, 2002 through July 1, 2004. The maturity date of the Revolving Credit Loan A and the Term Loan A remained February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. The maturity date of the Term Loan B remained February 5, 2007. As part of the Fifth Amendment, the applicable interest rate margins on the Revolving Credit Loan B were reduced, while the margins on the Revolving Credit Loans A and B were increased.

      The Company’s financial performance in the fourth quarter of 2000 resulted in a default, as of December 31, 2000, of certain financial ratio covenants in the Credit Facility as previously amended. On May 7, 2001, the Credit Facility was amended to waive the defaults, revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, the Company issued warrants to the lenders to acquire up to 5% of THG’s common stock on a fully-diluted basis. The warrants are currently exercisable at a price of $5.04 per share, and expire May 7, 2006. The

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the warrants amounted to $1.0 million, which was recorded as a charge to interest expense during 2001.

      Effective May 7, 2001, the Company agreed to pay Berkshire Partners a fee of $1.1 million as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for a fee of 2.25% per annum, compounded annually, on the $40.0 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan is calculated at 20% per annum, compounded annually. At December 31, 2002, the subordinated debt funding loan totaled $18.8 million. The guarantee fees have not been paid, but have been accrued as debt issuance costs and are included as non-cash interest in the statement of operations for 2001 and 2002. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

      As of December 31, 2001 and 2002, the Company’s availability was $63.7 million and $78.3 million, respectively, net of outstanding letters of credit totaling $4.8 million and $8.9 million, respectively. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate at the Company’s option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending upon certain financial ratios. The weighted average interest rate of borrowings under the Credit Facility was 6.2% at December 31, 2001 and 5.6% at December 31, 2002. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are collateralized by substantially all of the Company’s domestic and certain foreign assets.

     Senior Subordinated Notes

      The Company’s Senior Subordinated Notes were issued as part of a recapitalization transaction in 1997 ($105 million) and to partially finance the Rival acquisition in 1999 ($31.3 million). The Notes, which are due November 15, 2007, bear interest at 9 7/8% and are subordinated to the Company’s other debt, including the Credit Facility.

      In conjunction with the Fifth Amendment of the Credit Facility, as described above, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest. The repurchase was funded with proceeds of the Revolving Credit Loan B and the Notes repurchased were retired and cancelled. This transaction resulted in an extraordinary gain on the early retirement of debt totaling $22.4 million, which has been reflected in the consolidated statement of operations for the year ended December 31, 2002. The gain is net of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount written off as part of the transaction and $0.1 million of transaction fees. A provision for income taxes has not been recorded in connection with this transaction as the Company expects to offset the gain with available net operating loss carry forwards. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

      The Credit Facility as amended, and the Notes Indentures include certain financial and operating covenants, which, among other things, restricts the ability of the Company to incur additional indebtedness, grant liens, make investments and take certain other actions. The ability of the Company to meet its debt service obligations is dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate maturities of long-term debt are as follows as of December 31, 2002 (in thousands):

2004	$91,745
2005	39,708
2006	34,714
2007	99,933

9. Stock Options

      In connection with the recapitalization transaction described above, THG’s Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the Plan). The Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, directors, and consultants of the Company, except that incentive stock options may not be issued to consultants or non-employee directors. A total of 1,563,020 shares of THG’s common stock were reserved for issuance under the Plan. In order to provide for the Company’s larger size and the addition of Rival’s employees following the acquisition, the Plan was amended in 2000 and 2001 to increase the number of shares available for grant to 5,960,978. The exercise price and period over which options become exercisable will be determined by the Board of Directors. However, the exercise price of incentive stock options is equal to at least 100% of the fair market value of THG’s common stock on the date of grant (110% for individuals holding more than 10% of THG’s common stock). Options expire no later than ten years after date of grant (five years for individuals holding more than 10% of THG’s common stock). The Plan expires in November 2006.

      The following table summarizes stock option activity under the Plan for the three years ended December 31, 2002:

			Weighted
			Average
		Exercise Price	Exercise
	Shares	Range	Price

Outstanding as of December 31, 1999	3,667,086	$3.50 – $5.04	$4.46
Granted	843,550	5.04	5.04
Forfeited	(243,730)	3.50 – 5.04	4.78

Outstanding as of December 31, 2000	4,266,906	3.50 – 5.04	4.55
Granted	1,544,840	3.50	3.50
Forfeited	(169,750)	3.50 – 5.04	4.70

Outstanding as of December 31, 2001	5,641,996	3.50 – 5.04	4.26
Granted	219,000	3.50	3.50
Forfeited	(406,780)	3.50 – 5.04	4.50

Outstanding as of December 31, 2002	5,454,216	$3.50 – $5.04	$4.21

      As of December 31, 2000, 2001 and 2002, exercisable options and options available for future grants are as follows:

	Exercisable	Weighted Average	Options Available
	Options	Exercise Price	For Future Grant

2000	991,802	$4.16	194,072
2001	2,122,347	4.36	318,983
2002	2,924,166	4.31	506,762

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No options were exercised during the three year period ended December 31, 2002. The following table summarizes information about stock options under the 1997 plan which were outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2002	Life (Years)	Price	2002	Price

$3.50	2,931,512	7.4	$3.50	1,380,144	$3.50
$5.04	2,522,704	6.5	5.04	1,544,022	5.04

	5,454,216		$4.21	2,924,166	$4.31

      All of the holders of THG’s outstanding stock are subject to stockholders’ agreements. These agreements provide the Company with a right of first refusal on any proposed sales of stock to outside parties. Additionally, THG has certain rights to repurchase shares of Common Stock and options from employees upon their termination of employment.

10. Income Taxes

      Pre-tax income (loss) is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Domestic	$(27,129)	$(38,035)	$(45,100)
Foreign	23,537	24,653	14,910

	$(3,592)	$(13,382)	$(30,190)

      Income tax expense (benefit) consists of the following:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Current:
Federal	$(4,937)	$—	$—
State	700	357	226
Foreign	3,299	2,642	1,433

Total current	(938)	2,999	1,659

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	790	1,528	932

Total deferred	790	1,528	932

	$(148)	$4,527	$2,591

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the Company’s actual income tax expense (benefit) and amounts determined using the statutory U.S. federal tax rate of 35% is as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory U.S. federal tax	$(1,258)	$(3,978)	$(10,302)
State taxes, net of federal tax benefit	455	(1,750)	(1,939)
Federal tax refund due to NOL carryback	(5,123)	—	—
Foreign earnings taxed at different rates	(4,149)	(4,458)	(2,939)
Valuation allowance on deferred tax assets	9,732	13,890	16,891
Goodwill amortization	—	748	751
Other	195	75	129

Actual income tax expense (benefit)	$(148)	$4,527	$2,591

      Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under FAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax assets and liabilities are comprised of the following at December 31, 2001 and 2002:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Net operating losses	$15,268	$29,001
Contribution carryover	69	54
Accrued expenses	6,545	6,116
Inventory	2,686	—
Property and equipment	5,306	—
Intangibles	4,173	—
Employee pension plan	2,196	—
Interest limitation carryforward	964	964
Accounts receivable	14,014	12,985

Gross deferred tax assets	51,221	49,120

Deferred tax liabilities:
Inventory	(548)	(2,082)
Intangibles	—	(140)
Property and equipment	(989)	(5,940)
Employee pension plan	—	(838)
Accrued expenses	(2,419)	—

Gross deferred tax liability	(3,956)	(9,000)

Net deferred tax assets before valuation allowance	47,265	40,120
Valuation allowance	(40,198)	(32,431)

Net deferred tax assets	$7,067	$7,689

      As of December 31, 2002, the Company had gross net operating loss carryforwards for federal and state income tax purposes of approximately $29.4 million and $52.7 million, respectively, expiring between 2004 and 2021. The Company’s tax loss carryforwards will increase during 2003 as the asset impairment charges and other restructuring costs that were accrued at December 31, 2002 become deductible for tax purposes. During 2002, the Company received a cash refund of $5,123,000 related to additional net operating loss carrybacks which were made possible by recent tax law changes. The Company has

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased its valuation allowance from $32.4 million to $40.2 million primarily due to the realizability of deferred tax assets created by the restructuring actions reflected in the 2002 financial statements. The Company has recorded the balance of the deferred tax asset in the belief that it is more likely than not that it will be realized. The utilization of the net operating loss carryforwards may also be further limited in the event of a change of ownership as defined under Internal Revenue Code Section 382.

      The Company does not provide for U.S. income tax liabilities on undistributed earnings of foreign subsidiaries as it is management’s intention that these earnings will continue to be reinvested. Total undistributed earnings of foreign subsidiaries as of December 31, 2002 are approximately $99.2 million.

      With respect to its new manufacturing complex in Dongguan, China, the Company received a tax holiday under China’s New Foreign Investment Enterprise Program. The tax program, which should be effective for the 2003 fiscal year, provides for a 100% exemption for the first two years of profitable operations and a 50% tax exemption for the next three years.

      No income taxes have been recorded with respect to joint venture earnings or the extraordinary gain related to the debt repurchase because the Company will use available net operating loss carryforwards to offset this income.

11. Leases

      The Company has various non-cancelable operating leases for facilities, vehicles and office equipment that expire at various dates through 2015. Certain of these leases contain options for renewal or purchase of the underlying asset. Rent expense was $7,575,000, $9,300,000 and $10,003,000 in 2000, 2001 and 2002, respectively.

      At December 31, 2002, future minimum rental payments under non-cancelable lease arrangements are as follows (in thousands):

Operating
Leases

2003	$7,009
2004	8,900
2005	7,465
2006	6,796
2007 and thereafter	32,536

$62,706

      In March 2003, the Company entered into a lease for a distribution center totaling 828,000 square feet in Fontana, California. The future minimum rental commitment under this five-year lease, which will commence May 15, 2003, is included in the table above.

12. Employee Benefit Plans

      THG provides its employees with two defined contribution retirement plans under section 401(k) of the Internal Revenue Code. The Holmes Group 401K Plan — Plant Employees is for employees at the Company’s domestic manufacturing facilities. Plant employees are eligible to contribute up to 15% of their compensation, which is then invested in one or more investment funds. Holmes matches 50% of the contribution per year for employees who work 1000 hours in the year and are employed as of year end. The Holmes Group Savings and Investment Plan is for all salaried, hourly and clerical workers not working in the manufacturing facilities. Employees are eligible to contribute up to 25% of their compensation, which is then invested in one or more investment funds. The Company does not provide a matching contribution in this plan. In addition, HPFEL provides its Hong Kong based employees with a

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined contribution retirement plan. All Hong Kong based employees of HPFEL and Esteem Industries Ltd. may contribute 5% of their compensation, with the Company contributing an additional 5% to 7 1/2% of an employee’s compensation. The Company’s contributions to these plans approximated $298,000, $261,000 and $501,000 in 2000, 2001 and 2002, respectively.

      As part of the Rival acquisition in 1999, THG acquired three Rival Company defined benefit pension plans: The Rival Company Jackson Plant Employees’ Retirement Plan, The Rival Manufacturing Company Clinton Plant Employees’ Retirement Plan, and The Rival Company Plan for Sales, Administrative and Clerical Employees (SAC Plan). Benefits for plant employees are primarily based on years of service. Sales, administrative and clerical employees receive a retirement benefit based on final pay at retirement and years of service. During fiscal 2000, the SAC Plan was amended and restated to allow the vesting of benefits for certain plan participants under a cash balance plan formula. All employees who were aged 50 with 5 years of credited service on February 28, 2000 were grandfathered under the old plan formula. The new plan was renamed The Holmes Group Retirement Benefit Accumulation Plan. Effective December 30, 2000, The Rival Company Jackson Plant Employees’ Retirement Plan and The Rival Manufacturing Company Clinton Plant Employees’ Retirement Plan were merged into the Holmes Group Retirement Benefit Accumulation Plan, but retained their respective benefit formulas. All benefits under the Plan are noncontributory. The Company’s funding policy is consistent with the funding requirements under ERISA and the Internal Revenue Code. During 2001 and 2002, approximately 52% and 57%, respectively, of the defined benefit plan’s assets were invested in equity investments with the remaining 48% and 43%, respectively, invested in fixed income securities.

      During 2001, the Company recognized $487,000 of expense in accordance with the provisions of Financial Accounting Standard Board Standard No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. Included in the 2001 FAS 88 expense is a charge for contractual termination benefits of $235,000 offset by a curtailment gain of $220,000 primarily due to the Company’s restructuring actions. In addition, a FAS 88 charge for a partial plan settlement of $472,000 was recognized due to the level of lump sum benefits paid to employees during 2001.

      Pension expense, including the amortization of prior service costs over the remaining service periods of active employees and the remaining lives of vested and retired employees, consists of the following for the three years in the period ended December 31, 2002:

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	(in thousands)
Service cost	$1,151	$991	$563
Interest cost	1,089	1,062	932
Expected return on plan assets	(1,312)	(1,496)	(1,514)
Amortization of prior service cost	(49)	(58)	(69)
Amortization of net actuarial loss	147	35	(24)

Net periodic pension cost (benefit)	$1,026	$534	$(112)

FAS 88 expense (benefit)	$—	$487	$(308)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following provides a reconciliation of benefit obligations, plan assets, the funded status and various assumptions related to the Company’s defined benefit pension plan:

	Fiscal Year Ended

	December 31,	December 31,
	2002	2001

Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,183	$13,567
Service cost	1,151	991
Interest cost	1,089	1,062
Amendments	—	74
Actuarial loss	2,177	2,042
Special termination benefit	—	235
Settlements	—	(2,113)
Benefits paid	(1,483)	(675)

Benefit obligation at end of year	$18,117	$15,183

Change in Plan Assets:
Fair value of plan assets at beginning of year	14,998	17,349
Actual investment income (loss) on plan assets	(1,923)	295
Employer contribution	—	142
Settlements	—	(2,113)
Benefits paid	(1,483)	(675)

Fair value of plan assets at end of year	$11,592	$14,998

Funded Status:
Difference between benefit obligations and plan assets	(6,525)	(185)
Unrecognized prior service cost	(606)	(654)
Unrecognized net actuarial loss	8,333	3,067

Net amount recognized	$1,202	$2,228

Amounts Recognized in the Statement of Financial Position:
Prepaid benefit cost	—	2,228
Accrued benefit liability	(5,840)	—
Accumulated other comprehensive income	7,042	—

Net amount recognized	$1,202	$2,228

Weighted-Average Assumptions:
Discount rate	6.5%	7.0%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increase	4.5%	4.5%

As the accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2002, a minimum pension liability adjustment of $7,042,000 has been recognized. The discount rate, which is used to value our pension obligations, was reduced to 6.5% during 2002 to reflect the decrease in high quality bond yields over the past year. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected long-term rate of return for fiscal 2003 will be 8.0%, which is lower than the 9.0% rate used in 2002. The calculation of pension expense is dependent on the determination of the assumptions used. A 50 basis point change is in the discount rate will change pension expense by approximately $200,000. A 100 basis point change in the expected long-term return on assets will result in an approximate change of $100,000 in the expense.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Business Segments

      SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for reporting information about business segments in annual financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Business segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The business segments are managed separately because each segment represents a strategic business unit whose main business is entirely different.

      The Company currently manages its operations through three business segments: Consumer Durables, International and Far East. The Consumer Durables segment sells products including fans, heaters, humidifiers, air purifiers, Crock-Pot® slow cookers, toasters, ice cream freezers, can openers and lighting products to retailers throughout the U.S. The Consumer Durables segment is made up of home environment products and kitchen electric products and is considered one business segment due to the similar customer base, distribution channels and economic characteristics. The International segment sells the Company’s products outside the U.S. The Far East segment is the manufacturing and sourcing operation located primarily at HPFEL.

      The other category represents the divested industrial and building supply businesses that were considered a separate segment prior to 2000. The 2000 amounts represent the final shipments under supply agreements with the purchasers of these businesses. Segment information is as follows for the three years ended December 31, 2002 (in thousands):

		Consumer					Consolidated
		Durables	Far East	International	Other	Eliminations	Totals

Net sales to customers	2002	$523,922	$20,475	$64,157	—	—	$608,554
	2001	537,700	21,862	52,678	—	—	612,240
	2000	436,939	14,427	45,717	$3,727	—	500,810
Intersegment net sales	2002	7,021	309,736	186	—	$(316,943)	—
	2001	—	290,162	—	—	(290,162)	—
	2000	—	219,558	—	—	(219,558)	—
Depreciation and amortization	2002	5,828	7,926	235	—	—	13,989
	2001	8,728	7,292	160	—	—	16,180
	2000	8,660	6,818	259	—	—	15,737
Net interest expense (income)	2002	29,545	(12)	82	—	—	29,615
	2001	37,940	(40)	—	—	—	37,900
	2000	38,650	(100)	—	—	—	38,550
Other costs	2002	492,590	305,557	61,238	—	(316,369)	543,016
	2001	526,275	286,211	51,731	—	(290,502)	573,715
	2000	431,525	211,918	47,288	6,541	(218,579)	478,693
Segment income (loss)	2002	2,980	16,740	2,788	—	(574)	21,934
	2001	(35,243)	18,561	787	—	340	(15,555)
	2000	(41,896)	15,349	(1,830)	(2,814)	(979)	(32,170)
Segment assets	2002	509,265	140,803	51,613	—	(378,837)	322,844
	2001	610,519	126,130	38,148	—	(336,442)	438,355
	2000	635,566	87,861	33,786	—	(303,344)	453,869
Segment capital expenditures	2002	5,333	9,024	197	—	—	14,554
	2001	6,769	10,203	48	—	—	17,020
	2000	10,571	17,263	507	—	—	28,341

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accounting policies of the reportable segments are the same as those described in Note 2 to consolidated financial statements. The results are disaggregated using a management approach, which is consistent with the manner in which the Company’s management internally disaggregates financial information for the purposes of assisting in making internal operational decisions. Other costs include: cost of sales, operating expenses, other (income) expense, net, equity in earnings from joint venture and income taxes. Operating costs in the Consumer Durables segment include restructuring and plant closing costs of $340,000, $1,744,000 and $28,006,000 for 2000, 2001 and 2002, respectively. In 2002, the Consumer Durables income excludes goodwill impairment charges of $79,838,000 related to the adoption of FAS 142, effective January 1, 2002, and includes the extraordinary gain of $22,388,000 related to the repurchase of the Company’s Senior Subordinated Notes (see Note 8).

      The following information (in thousands) is summarized by geographic area. Net sales are grouped based on the geographic origin of the transaction.

			Canada, Mexico	Consolidated
	United States	Far East	and Europe	Total

Net sales:
Year ended December 31, 2002	$523,922	$20,475	$64,157	$608,554
Year ended December 31, 2001	537,700	21,862	52,678	612,240
Year ended December 31, 2000	440,666	14,427	45,717	500,810
Long-lived assets:
December 31, 2002	16,226	33,028	495	49,749
December 31, 2001	120,997	32,443	565	154,005

      The Company’s manufacturing entities in the Far East sell completed products to THG in the United States at intercompany transfer prices which reflect management’s estimate of amounts which would be charged by an unrelated third party. These sales are excluded from the above table and are eliminated in consolidation. The remaining Far East sales are to the GEHI joint venture and unrelated third parties.

14. Commitments, Guarantees and Contingencies

      At December 31, 2002, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $9.1 million.

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

      The Company entered into employment and non-competition agreements with its senior executives in November 1997, the original terms of which expired on December 31, 2001, but which are automatically renewable for additional annual periods. These agreements provide that if employment is terminated without cause, the employees will receive severance payments of their respective salaries for 12 months. Effective August 1, 2001, the Company entered into an employment and non-competition agreement with Peter J. Martin, the Company’s Chief Executive Officer, for an initial term expiring on December 31, 2002, subject to additional annual renewal periods. This agreement provides that if Mr. Martin’s employment is terminated by Holmes without cause or by Mr. Martin for good reason (as defined therein), Mr. Martin will receive severance payments of up to 18 months’ salary, as well as a pro-rated bonus payment and certain other benefits.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective February 1, 2002, the Company entered into an amended employment and non-competition agreement with Jordan A. Kahn for a term expiring on January 31, 2003. In March 2003, the term of this agreement was extended to January 31, 2004. Under this agreement, the Company agreed to accelerate the vesting of Mr. Kahn’s stock options upon a termination of employment and to extend the post-termination exercise period for the full duration of the option term. The agreement provides that upon termination without cause, non-renewal of the agreement, death or disability, Mr. Kahn will receive a lump-sum severance of $375,000 plus 25% of his base salary, as well as a pro-rated bonus payment and certain other benefits. The lump-sum severance payment, but not the other benefits, would be payable in the event of termination for cause.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” While the provisions of the new interpretation will be applied prospectively for guarantees issued or modified after December 31, 2002, the disclosure requirements of the interpretation are effective currently. The Company issues warranties to consumers for certain of its home environment and kitchen appliances. Warranty costs, representing the value of replacement goods sent to consumers making warranty claims, are expensed as incurred. The Company maintains a warranty reserve for consumer claims in process at year-end and for estimated future claims. A reconciliation of the warranty reserve for the year ended December 31, 2002 is as follows (in thousands):

Balance at beginning of period	$373
Accruals for warranties issued during period	47
Settlements made during the period	(45)

Balance at end of period	$375

15. Related Party Transactions

      The Company has retained Jordan Kahn Co., Inc. (“JKC”), a corporation owned principally by a director and stockholder of the Company, to serve as a sales representative for the Company in the northeastern United States. Pursuant to a representation agreement between the Company and JKC, the Company has agreed to pay to JKC a commission on net sales to JKC’s customers in its territory, which fee is the same fee paid by the Company to other unaffiliated sales representative organizations representing the Company in other territories throughout the United States. Pursuant to this arrangement, the Company paid a total of $337,000, $215,000 and $235,000 to JKC for the years ended December 31, 2000, 2001 and 2002, respectively.

      In addition, the Company entered into a consulting agreement with its new majority stockholder, to provide management, financial, advisory and strategic support and analysis. The agreement expires in November 2003, or earlier if the stockholder’s ownership percentage declines to less than 40% or less than the percentage owned by management of the Company, taken as a group. Fees under this agreement are $500,000 per year.

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

      During the fourth quarter of 2001, the Company’s majority stockholder purchased $36.2 million aggregate principal amount of the Company’s Senior Subordinated Notes Due 2007 on the open market.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company repurchased these notes from the majority stockholder at the majority stockholder’s cost plus accrued interest as part of the Fifth Amendment to the Credit Facility as fully described in Note 8.

16. Distribution of Profit

      Amounts that can be distributed by HPFEL’s subsidiaries in China are based on the financial regulations of China, which differ from accounting principles generally accepted in the United States.

      HPFEL’s two Chinese operating subsidiaries, Dongguan Huixun Electrical Products Company, Ltd. and Dongguan Raider Motor Corp. Ltd., are deemed to be wholly-owned foreign enterprises and, as such, Chinese laws and regulations require these companies to transfer a certain portion of after-tax profit each year to a reserve fund and an employee bonus and welfare fund. The Company’s subsidiary, Dongguan Holmes Electrical Products Company, Ltd., which owns and operates its new manufacturing complex in southern China, will commence operations in 2003.

      The amount transferred to the reserve fund must be at least 10% of the after-tax profit each year, determined in accordance with the financial regulations of China, up to a cumulative maximum of 50% of the entity’s registered capital stock. As the Company has contributed the statutory maximum to the reserve fund, no contributions were paid in the three years ended December 31, 2002. Transfers to the staff welfare fund are voluntary and are determined by the Company’s management. No transfers were made to the employee staff welfare fund in 2002, 2001, or 2000.

      The retained earnings of these companies, including earnings attributable to the former minority stockholders, on the basis of accounting principles generally accepted in the United States, are as follows (in thousands):

	2002	2001

Dongguan Raider Motor Corp. Ltd.	$11,955	$11,261
Dongguan Huixun Electrical Products Company, Ltd.	16,450	13,386
Dongguan Holmes Electrical Products Company, Ltd.	—	—

      The currency of China, the renminbi, is not freely convertible and the ability of these subsidiaries to remit retained earnings to the parent company is dependent on their ability to generate foreign currency denominated earnings or to obtain government approval for the purchase of foreign currency.

17. Condensed Consolidating Information

      The Senior Subordinated Notes described in Note 8 were issued by THG and are guaranteed by Rival and its three domestic subsidiaries and Holmes Manufacturing Corp. (Manufacturing), Holmes Motor Corp. (Motor) and Holmes Air (Taiwan) Corp. (Taiwan), but are not guaranteed by THG’s other subsidiaries, HPFEL and Holmes Air (Canada) Corp. (Canada), or Rival’s five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG), Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Canada, Bionaire International B.V., The Rival Company of Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V. the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan, or between HPFEL and Canada, during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 16, certain of HPFEL’s subsidiaries in China have restrictions on distributions to their parent companies.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,599	$(488)	$6,315	—	$8,426
Accounts receivable, net	21,383	77,428	29,598	—	128,409
Inventories	30,357	53,394	31,935	$(5,450)	110,236
Prepaid expenses and other current assets	2,360	237	2,220	—	4,817
Deferred income taxes	4,689	378	—	—	5,067
Due from affiliates	283,734	89	84,673	(368,496)	—

Total current assets	345,122	131,038	154,741	(373,946)	256,955
Assets held for sale	—	6,466	—	—	6,466
Property and equipment, net	9,073	238	33,135	—	42,446
Goodwill, net	—	—	—	—	—
Deposits and other assets	5,212	1	515	(4,891)	837
Debt issuance costs, net	10,184	—	—	—	10,184
Deferred income taxes	5,513	443	—	—	5,956
Investment in consolidated subsidiaries	16,247	—	3,701	(19,948)	—

	$391,351	$138,186	$192,092	$(398,785)	$322,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	4,604	7,709	36,845	(4,891)	44,267
Current portion of credit facility	9,078	—	—	—	9,078
Accrued income taxes	3,543	(1,074)	4,936	—	7,405
Deferred income taxes	(1,892)	2,582	2,277	—	2,967
Accrued expenses and other liabilities	28,741	17,846	6,514	—	53,101
Due to affiliates	156,324	178,249	37,624	(372,197)	—

Total current liabilities	200,398	205,312	88,196	(377,088)	116,818

Long-term portion of Credit Facility	166,556	—	—	—	166,556
Senior Subordinated Notes	99,544	—	—	—	99,544
Pension obligation	—	5,840	—	—	5,840
Other liabilities	—	—	7,613	—	7,613
Deferred income taxes	(631)	861	759	—	989
Stockholders’ equity:
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(7,231)	—	(189)	189	(7,231)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(74,103)	(73,829)	91,903	(18,074)	(74,103)

Total stockholders’ equity	(74,516)	(73,827)	95,524	(21,697)	(74,516)

	$391,351	$138,186	$192,092	$(398,785)	$322,844

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,083	$1,312	$4,720	—	$10,115
Accounts receivable, net	36,553	82,725	22,351	—	141,629
Inventories	34,042	49,055	24,922	$(4,824)	103,195
Prepaid expenses and other current assets	2,136	42	3,139	—	5,317
Deferred income taxes	1,131	4,118	—	—	5,249
Due from affiliates	198,932	89	71,859	(270,880)	—

Total current assets	276,877	137,341	126,991	(275,704)	265,505
Assets held for sale	—	86	—	—	86
Property and equipment, net	7,585	28,503	33,008	—	69,096
Goodwill, net	—	79,838	—	—	79,838
Deferred income taxes	1,312	4,462	—	—	5,774
Deposits and other assets	20,139	2,229	579	(4,891)	18,056
Investments in consolidated subsidiaries	59,523	—	3,700	(63,223)	—

	$365,436	$252,459	$164,278	$(343,818)	$438,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	3,906	6,945	30,783	(4,891)	36,743
Current portion of Credit Facility	8,476	—	—	—	8,476
Accrued expenses and other liabilities	16,492	16,672	7,375	—	40,539
Accrued income taxes	—	2,600	3,857	—	6,457
Deferred income taxes	828	—	1,381	—	2,209
Due to affiliates	—	237,911	36,669	(274,580)	—

Total current liabilities	29,702	264,128	80,065	(279,471)	94,424

Long-term portion of Credit Facility	209,406	—	—	—	209,406
Senior Subordinated Notes	135,298	—	—	—	135,298
Other liabilities	—	—	7,485	—	7,485
Deferred income taxes	413	—	712	—	1,125
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,800	(3,800)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(2)	—	(160)	160	(2)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(16,199)	(11,671)	72,376	(60,705)	(16,199)

Total stockholders’ equity (deficit)	(9,383)	(11,669)	76,016	(64,347)	(9,383)

	$365,436	$252,459	$164,278	$(343,818)	$438,355

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$173,489	$350,247	$394,554	$(309,736)	$608,554
Cost of sales	158,466	249,412	345,943	(309,244)	444,577

Gross profit (loss)	15,023	100,835	48,611	(492)	163,977
Selling and administrative expenses	38,942	57,922	23,702	—	120,566
Restructuring costs	—	28,006	—	—	28,006

Operating profit (loss)	(23,919)	14,907	24,909	(492)	15,405
Other income and expense:
Interest expense, net	20,351	9,194	70	—	29,615
Other expense (income), net	(1,846)	(9,582)	810	—	(10,618)

	18,505	(388)	880	—	18,997

Income (loss) before income taxes and equity in earnings from joint venture	(42,424)	15,295	24,029	(492)	(3,592)
Income tax expense (benefit)	(2,265)	(2,385)	4,502	—	(148)
Equity in earnings from joint venture	(2,990)	—	—	—	(2,990)

Income (loss) before equity in income of consolidated subsidiaries	(37,169)	17,680	19,527	(492)	(454)
Equity in income of consolidated subsidiaries	(43,123)	—	—	43,123	—

Income (loss) before extraordinary item	(80,292)	17,680	19,527	42,631	(454)
Extraordinary gain	22,388	—	—	—	22,388
Cumulative effect of change in accounting principle	—	(79,838)	—	—	(79,838)

Net income (loss)	$(57,904)	$(62,158)	$19,527	$42,631	$(57,904)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$221,275	$315,301	$365,826	$(290,162)	$612,240
Cost of sales	183,279	244,918	324,576	(290,502)	462,271

Gross profit	37,996	70,383	41,250	340	149,969
Selling and administrative expenses	42,096	62,153	20,066		124,315
Restructuring and plant closing costs	—	1,744	—		1,744

Operating profit (loss)	(4,100)	6,486	21,184	340	23,910
Other income and expense:
Interest expense, net	27,698	10,242	(40)	—	37,900
Other expense (income), net	945	259	(1,812)	—	(608)

	28,643	10,501	(1,852)	—	37,292

Income (loss) before income taxes and equity in earnings from joint venture	(32,743)	(4,015)	23,036	340	(13,382)
Income tax expense (benefit)	73	766	3,688	—	4,527
Equity in earnings from joint venture	(2,354)	—	—	—	(2,354)

Income (loss) before equity in income of consolidated subsidiaries	(30,462)	(4,781)	19,348	340	(15,555)
Equity in income of consolidated subsidiaries	14,907	—	—	(14,907)	—

Net income (loss)	$(15,555)	$(4,781)	$19,348	$(14,567)	$(15,555)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$226,019	$215,640	$278,709	$(219,558)	$500,810
Cost of sales	181,075	176,398	243,996	(219,264)	382,205

Gross profit (loss)	44,944	39,242	34,713	(294)	118,605
Selling and administrative expenses	50,256	39,456	20,951	—	110,663
Restructuring and plant closing costs	—	340	—	—	340

Operating profit (loss)	(5,312)	(554)	13,762	(294)	7,602
Other income and expense:
Interest expense, net	27,905	10,745	(100)	—	38,550
Other expense (income), net	23	891	(1,672)	—	(758)

	27,928	11,636	(1,772)	—	37,792

Income (loss) before income taxes and equity in earnings from joint venture	(33,240)	(12,190)	15,534	(294)	(30,190)
Income tax expense (benefit)	226	350	2,015	—	2,591
Equity in earnings from joint venture	(611)	—	—	—	(611)

Income (loss) before equity in income of consolidated subsidiaries	(32,855)	(12,540)	13,519	(294)	(32,170)
Equity in income of consolidated subsidiaries	685	—	—	(685)	—

Net income (loss)	$(32,170)	$(12,540)	$13,519	$(979)	$(32,170)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Year Ended December 31, 2002
Net cash provided by (used for) operating activities	$(12,623)	$40,168	$23,312	$50,857

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	15,100	—	15,100
Distribution of earnings from joint venture	2,472	—	—	2,472
Purchases of property and equipment	(4,961)	(907)	(8,686)	(14,554)
Cash received from joint venture partner	—	—	—	—
	—	—	—	—

Net cash provided by (used for) investing activities	(2,489)	14,193	(8,686)	3,018

Cash flows from financing activities:
Repayments of credit facility, net of issuance costs	(42,248)	—	—	(42,248)
Other activity with Parent, net	69,005	(56,161)	(12,844)	—
Redemption of long-term debt	(11,550)	—	—	(11,550)
Debt issuance costs	(1,579)	—	—	(1,579)
Principal payments on capital lease obligations	—	—	—	—

Net cash provided by (used for) financing activities	13,628	(56,161)	(12,844)	(55,377)

Effect of exchange rate changes on cash	—	—	(187)	(187)
Net increase in cash and cash equivalents	(1,484)	(1,800)	1,595	(1,689)
Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$2,599	$(488)	$6,315	$8,426

Year Ended December 31, 2001
Net cash provided by (used for) operating activities	$8,352	$37,900	$(10,002)	$36,250
Cash flows from investing activities:
Proceeds from sale of assets held for sale and business divestitures	—	2,228	—	2,228
Distribution in earnings from joint venture	1,876	—	—	1,876
Purchases of property and equipment	(3,890)	(2,879)	(10,251)	(17,020)
Cash received from joint venture partners	—	—	700	700

Net cash used for investing activities	$(2,014)	$(651)	$(9,551)	$(12,216)

Cash flows from financing activities:
Borrowings on credit facility, net of issuance costs	(14,543)	—	—	(14,543)
Principle payments on capital lease obligations	—	—	—	—
Debt issuance costs	(2,393)	—	—	(2,393)
Other net activity with Parent	14,506	(36,896)	22,390	—

Net cash provided by (used for) financing activities	(2,430)	(36,896)	22,390	(16,936)

Net increase in cash and cash equivalents	3,908	353	2,837	7,098
Cash and cash equivalents, beginning of period	175	959	1,883	3,017

Cash and cash equivalents, end of period	$4,083	$1,312	$4,720	$10,115

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Year Ended December 31, 2000
Net cash provided by (used for) operating activities	$(4,170)	$(10,286)	$8,935	$(5,521)
Cash flows from investing activities:
Proceeds from sale of assets held for sale and business divestitures	701	4,052	—	4,753
Distribution in earnings from joint venture	1,375	—	—	1,375
Purchases of property and equipment	(3,376)	(7,195)	(17,770)	(28,341)
Cash received from joint venture partners	—	—	1,893	1,893

Net cash used for investing activities	(1,300)	(3,143)	(15,877)	(20,320)

Cash flows from financing activities:
Borrowings (repayments) on credit facility, net of issuance costs	22,350	—	—	22,350
Principle payments on capital lease obligations	—	—	(139)	(139)
Other net activity with Parent	(16,897)	13,593	3,304	—

Net cash provided by financing activities	5,453	13,593	3,165	22,211

Net increase (decrease) in cash and cash equivalents	(17)	164	(3,777)	(3,630)
Cash and cash equivalents, beginning of period	192	795	5,660	6,647

Cash and cash equivalents, end of period	$175	$959	$1,883	$3,017

SCHEDULE II

THE HOLMES GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged	Write-off of	Balance
	Beginning	Costs and	to Other	Uncollectible	at End
	of Period	Expenses	Accounts	Accounts	of Period

	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000	$9,046	$4,543	—	$3,967	$9,622
Year ended December 31, 2001	9,622	15,219	—	6,639	18,202
Year-ended December 31, 2002	18,202	6,134	—	5,985	18,351

		Additions		Deductions

			Net
		Charged to	Operating	Net
	Balance at	Income	Losses	Operating	Charged	Balance
	Beginning	Tax	Without Tax	Losses	to Other	at End
	of Period	Expense	Benefit	Utilized	Accounts	of Period

	(in thousands)
Deferred tax valuation allowance:
Year ended December 31, 2000	$1,650	$16,891	—	—	—	$18,541
Year ended December 31, 2001	18,541	13,890	—	—	—	32,431
Year-ended December 31, 2002	32,431	22,659	—	$14,892	—	40,198

		Additions	Deductions

	Balance at	Charged to	Write-off	Balance
	Beginning	Costs and	of	at End
	of Period	Expenses	Inventory	of Period

	(in thousands)
Inventory obsolescence reserve:
Year ended December 31, 2000	$10,932	$17,347	$9,854	$18,425
Year ended December 31, 2001	18,425	1,667	9,780	10,312
Year-ended December 31, 2002	10,312	9,491	7,443	12,360

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

Name	Age	Position

Jordan A. Kahn	61	Chairman of the Board of Directors
Peter J. Martin	47	President, Chief Executive Officer and Director
Gregory F. White	39	Director
(Tommy) Woon Fai Liu	50	Managing Director of Holmes’ Far East Operations and Director
Richard K. Lubin	56	Director
Randy Peeler	38	Director
Fred J. Musone	58	Director
Louis F. Cimini	48	Senior Vice President — Human Resources and Organization Performance
John M. Kelliher	51	Senior Vice President and Chief Financial Officer

      Jordan A. Kahn, Holmes’ founder and Chairman of the Board of Directors, had served as President and Chief Executive Officer and a director since Holmes’ organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer’s representative providing services to small electric personal appliance manufacturers, including the Company, to retailers across the Northeast.

      Peter J. Martin joined the Company in August 2001 as President and Chief Executive Officer and director. Prior thereto, he was Group President Home Décor business for Newell Rubbermaid, a NYSE-listed housewares company, since November 2000. From December 1997 through October 2000 he was President of Newell Window Fashions Europe. From May 1994 to November 1997 he was Vice President — Group Controller.

      Gregory F. White resigned as an executive officer effective March 14, 2003, but will remain a Director of the Company. Mr. White served as Executive Vice President, Sales and Marketing since 1995, and from 1993 to 1995 as Vice President Marketing. He became a director of Holmes in 1997. Mr. White served as Account Supervisor at Ammirati & Puris, an advertising agency, from 1992 to 1993 and as Account Manager at the advertising agency D’Arcy, Masius, Benton & Bowles from 1991 to 1992.

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

      Fred J. Musone joined the Holmes Board of Directors upon the annual stockholders’ meeting in April 2002. Mr. Musone is currently a consultant with several companies in the automotive industry. From 1995 to 1998, he was President of Morton Auto Safety Products, the world’s largest manufacturer of air bag modules and inflators. Prior to that, Mr. Musone spent over 25 years at Federal Mogul, a worldwide automotive parts supplier, in various executive and senior management positions.

      Louis F. Cimini joined Holmes in December 1999 from CGU, an insurance company, where he was Vice President of Human Resources for two years. Prior to joining CGU, Mr. Cimini spent nine years with PHH (now Cendant Mobility), a Fortune 500 corporate services organization, as Senior Vice President of Human Resources and Quality, where he led the human resources elements of restructuring and re-engineering during several acquisitions.

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

Item 11.     Executive Compensation

Summary

      The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by Holmes to the Chief Executive Officer and certain other persons who served as executive officers during the fiscal year ended December 31, 2002.

		Annual Compensation				Long-Term Compensation

Name and				Other annual(1)		Stock Option	All Other
Principal Position		Salary	Bonus	Compensation		Shares	Compensation

Jordan A. Kahn	2002	$503,663	$315,188	$14,400
Chairman of the Board of	2001	501,430	115,000	15,600
Directors	2000	501,986		15,600
Peter J. Martin	2002	450,845	378,935	49,344	(2)
President and Chief	2001	178,200	89,100	60,765	(2)	1,000,000
Executive Officer
Gregory F. White(3)	2002	314,488	262,674	12,000
Executive Vice President	2001	317,217	71,760	11,400
Sales and Marketing	2000	321,006	—	10,200
(Tommy) Woon Fai Liu	2002	260,000	218,530	44,701	(4)
Managing Director of	2001	260,000	59,800	44,701	(4)
Holmes Far East	2000	260,000		44,701	(4)
John M. Kelliher(5)	2002	214,355	121,035	7,700		50,000
Senior Vice President and
Chief Financial Officer

(1)	Primarily represents automobile allowances or annual lease payments on automobile provided by Holmes, except as described in Notes (2) and (4) below.

(2)	In 2001, represents the payment of a signing bonus and related relocation expenses in connection with joining the Company in August 2001. In 2002, represents reimbursed relocation expenses and annual lease payments on automobile provided by Holmes.

(3)	Mr. White resigned his position effective March 14, 2003, but will remain a Director of the Company.

(4)	Represents annual living expense allowance and annual lease payments on an automobile provided by Holmes.

(5)	Mr. Kelliher joined the Company effective February 1, 2002.

Option Grants in Last Fiscal Year

      The following table describes stock options granted during 2002 to the executive officers set forth in the Summary Compensation Table above.

					Potential Realizable
					Value at Assumed
					Annual Rate of
	Number of	Percent of			Stock Price
	Securities	Total Options			Appreciation
	Underlying	Granted to			for Option Term ($)(2)
	Options	Employees	Exercise	Expiration
Name	Granted (#)(1)	in 2002	Price ($/Sh)	Date	5%	10%

John M. Kelliher	50,000	22.8%	$3.50	04/02/2012	$110,000	$279,000

(1)	These options to purchase Holmes’ common stock were granted under Holmes’ 1997 Stock Option Plan. An independent valuation was made of the common stock during 2002 that valued the common stock at $3.50 per share. This value was used in setting all of the option grants during 2002.

(2)	Net gains from potential stock option exercises are estimated based on assumed rates of stock price appreciation over the option term as set forth in rules promulgated by the Securities and Exchange Commission, and are not intended to forecast future appreciation of Holmes’ common stock. The actual net gains, if any, are dependent on the actual future performance of the common stock, for which there is currently no public market.

Aggregated Option Exercises and Fiscal Year End Values

      The following table sets forth certain information concerning the number and value of unexercised options to purchase Holmes’ common stock at December 31, 2002.

			Number of Shares Underlying		Value of Unexercised
			Unexercised Options		In-the-Money
			at Year-End(#)		Options($)(2)

Name	Exercise(#)	Realized($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

Jordan A. Kahn	—	—	561,195	227,060	—	—
Peter J. Martin	—	—	200,000	800,000	—	—
Gregory F. White	—	—	459,114	206,506	—	—
(Tommy) Woon Fai Liu	—	—	78,000	32,000	—	—
John M. Kelliher	—	—	—	50,000	—	—

(1)	Includes non-qualified options whose vesting is tied to specific Holmes performance measures.

(2)	Represents the assumed value of shares of Holmes’ common stock covered by outstanding in-the-money options, less the aggregate option exercise price. All outstanding options are currently at- or out-of-the-money. There is currently no public market for Holmes’ common stock.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 about our equity compensation plans and arrangements, in the aggregate.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
Plan Category	Outstanding Options	Outstanding Options	Under Plans(2)

Equity Compensation Plans Approved by Stockholders(1)	5,424,568	$4.22	536,410
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	5,424,568	$4.22	536,410

(1)	Consists of Holmes’ 1997 Stock Option Plan, under which Holmes may grant incentive and non-qualified stock options to purchase common stock as well as restricted stock awards.

(2)	Excluding shares of common stock reflected in column (a).

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of Holmes’ common stock. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated.

		Percent of
	Number of	Outstanding
Name and Address of Beneficial Owner(1)	Shares	Shares(2)

Berkshire Fund IV, Limited Partnership(3)	15,052,594	74.1%
Berkshire Fund V, Limited Partnership
c/o Berkshire Partners LLC
One Boston Place
Boston, MA 02108
Jordan A. Kahn(4)	3,052,264	14.6%
Peter J. Martin	200,000	*
Gregory F. White(4)	704,233	3.4%
(Tommy) Woon Fai Liu(4)	222,203	*
Richard Lubin(5)	15,052,594	74.1%
Randy Peeler(5)	15,052,594	74.1%
Fred Musone	—	*
John M. Kelliher	—	*
All directors and executive officers as of December 31, 2002, as a group (9 persons)(6)	19,246,284	81.9%

*	Less than 1.0%

(1)	Unless otherwise specified, the address of each person is c/o The Holmes Group, Inc., One Holmes Way, Milford, MA 01757.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and reflects general voting power and/or investment power with respect to securities. In addition to the 20,302,995 shares of common stock outstanding as of the date hereof, shares of common stock subject to options or warrants exercisable within 60 days are deemed outstanding.

(3)	Includes shares held by various investment entities affiliated with Berkshire Partners LLC.

(4)	Includes shares which may be held by family members or affiliates. Includes the following shares subject to vested stock options: Mr. Kahn — 659,303 shares; Mr. Martin — 200,000 shares; Mr. White — 532,695 shares; Mr. Liu — 88,000 shares. With respect to Mr. Kahn, includes 189,472 shares held in trust for employees of the Company as to which Mr. Kahn is voting trustee. Mr. Kahn disclaims beneficial ownership of such shares.

(5)	This person is affiliated with Berkshire Partners LLC and may be deemed to have a beneficial interest in certain of the shares held by its affiliates. This person disclaims beneficial ownership of shares in which he has no pecuniary interest.

(6)	Includes stock options and voting trust shares referred to in Note 4 and the shares referred to in Note 5, as well as an additional 15,000 exercisable option shares issued to Mr. Cimini.

Item 13.     Certain Relationships and Related Transactions

      Pursuant to a letter agreement dated December 10, 1998 with two investment funds affiliated with Berkshire Partners (the letter Agreement), Berkshire Partners received a fee of $2.0 million from Holmes as of the closing of the Rival acquisition. Pursuant to a Management Agreement (the Management Agreement), entered into in November 1997 in connection with the 1997 Transactions, Berkshire Partners received a $1.5 million fee from Holmes and an annual fee of $400,000 per year for the provision of management and advisory services. The Letter Agreement increased the annual management fee to $500,000 following the closing of the Rival acquisition. The Management Agreement will be in effect until November, 2003, provided that the Management Agreement will terminate on the later of the first date that (i) Berkshire Partners owns less than 40.0% of Holmes’ common stock on a fully diluted basis, and (ii) Berkshire Partners owns fewer common shares than the members of Holmes’ management, taken as a group, or fewer shares than any other single stockholder. Berkshire Partners is also entitled to designate two of Holmes’ directors and has the right, at its election, to increase the size of the Board of Directors and the number of directors’ designated by it by an additional two directors. From time to time, Holmes may pay additional consulting or other fees to Berkshire Partners.

      Effective May 7, 2001, Holmes agreed to pay the two investment funds affiliated with Berkshire Partners a guarantee fee as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. Payment of these fees is subordinated to our obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for payment of a fee of 2.25% per annum, compounded annually, on the $40.0 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which potion is subordinated to the other obligations under the Credit Facility), on which portion such fee is 20% per annum, compounded annually.

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

      Since its inception in 1982, Holmes has retained Jordan Kahn Co, Inc. (JKC), a corporation owned by Jordan A. Kahn, to serve as a sales representative for Holmes in the northeastern United States. Pursuant to a representation agreement between Holmes and JKC, Holmes has agreed to pay to JKC a commission on net sales to JKC’s customers in its territory, which fee is the same fee paid by Holmes to other unaffiliated sales representative organizations representing Holmes in other territories throughout the United States. Pursuant to this arrangement, Holmes paid a total of $337,000, $215,000 and $235,000 to JKC for the years ended December 31, 2000, 2001 and 2002, respectively.

      In connection with the November 1997 recapitalization transactions, Holmes purchased a portion of the shares of common stock of Holmes beneficially owned by an affiliate of Pentland, its former majority stockholder. At that time, Holmes entered into new employment agreements with Messrs. Kahn, Rosenzweig, White and Liu, and made certain payments to Messrs. Kahn and White in connection with the 1997 transactions. The agreement with Mr. Kahn was modified during fiscal 2001 and in March 2003. Holmes entered into an employment agreement with Peter Martin in connection with his joining Holmes in August 2001. The material terms of these employment agreements are described above in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this Report.

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, Holmes carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Holmes (including its consolidated subsidiaries) required to be included in its periodic filings with the Securities and Exchange Commission.

      (b) Changes in internal controls.

None.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report.

1.	Financial Statements are listed in the Index to Consolidated Financial Statements contained in Item 8 of this Report.

2.	Financial Statement Schedules, to the extent required, are listed in the Index to Consolidated Financial Statements contained in Item 8 of this Report.

3.	Exhibits are listed in subsection (c) below.

      (b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on December 10, 2002 reporting certain restructuring actions including the closure of the Company’s domestic manufacturing facilities.

      (c) Exhibits:

Exhibit
Number	Description

3.1	Articles of Organization (as amended) of The Holmes Group, Inc. f/k/a Holmes Products Corp.(1)
3.2	Articles of Organization of Holmes Manufacturing Corp.(1)
3.3	Articles of Organization of Holmes Air (Taiwan) Corp.(1)
3.4	Certificate of Incorporation of Holmes Motor Corp.(4)
3.5	Restated Certificate of Incorporation (as amended) of The Rival Company(4)
3.6	Certificate of Incorporation (as amended) of Rival Consumer Sales Corporation(4)
3.7	Bylaws (as amended) of The Holmes Group, Inc. f/k/a Holmes Products Corp.(1)
3.8	By-laws of Holmes Manufacturing Corp.(1)
3.9	By-laws of Holmes Air (Taiwan) Corp.(1)
3.10	By-laws of Holmes Motor Corp.(4)
3.11	By-laws of The Rival Company(4)
3.12	By-laws of Rival Consumer Sales Corporation(4)

Exhibit
Number	Description

4.1	Stockholders’ Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
4.2	Registration Rights Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
4.3	Indenture dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and State Street Bank and Trust Company(1)
4.4	Form of Senior Subordinated Notes due 2007 — (Included in Exhibit 4.3)(1)
4.5	Form of Note Guaranty — (Included in Exhibit 4.3)(1)
4.6	First Supplemental Indenture and Guarantee dated October 14, 1998 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp. and State Street Bank and Trust Company(4)
4.7	Indenture dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., The Rival Company, Patton Electric Company, Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company(3)
4.8	First Amendment to Registration Rights Agreement dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(4)
4.9	First Amendment to Stockholders’ Agreement dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(4)
4.10	Second Supplemental Indenture and Guarantee dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., Moriarty Acquisition Corp., The Rival Company, Patton Electric Company, Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company(4)
10.1	Stock Purchase and Redemption Agreement dated as of October 27, 1997, as amended as of November 25, 1997, among Asco Investments Ltd., Jordan A. Kahn, The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Products (Far East) Limited and Holmes Acquisition LLC(1)
10.2	Stock Purchase Agreement dated as of October 27, 1997 among Jordan A. Kahn and Holmes Acquisition LLC(1)
10.3	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Jordan A. Kahn (superceded by Exhibit 10.27)(1)
10.4	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Stanley Rosenzweig(1)
10.5	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Gregory F. White(1)
10.6	Employment Agreement dated November 16, 1997 among Holmes Products (Far East) Limited and (Tommy) Woon Fai Liu(1)
10.7	The Holmes Group, Inc. f/k/a Holmes Products Corp. Amended and Restated 1997 Stock Option Plan(4)
10.8	The Holmes Group, Inc. f/k/a Holmes Products Corp. Employee Stock Purchase Plan(4)
10.9	Agreement and Plan of Merger dated December 17, 1998, by and among The Holmes Group, Inc. f/k/a Holmes Products Corp., Moriarty Acquisition Corp. and The Rival Company(2)
10.10	Confidentiality Agreement dated October 1, 1998, by and between The Holmes Group, Inc. f/k/a Holmes Products Corp. and BancAmerica Securities, Inc., on behalf of The Rival Company(2)
10.11	Purchase Agreement dated as of January 29, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., BancBoston Robertson Stephens Inc. and Lehman Brothers Inc.(2)
10.12	Investors Subscription Agreement dated February 5, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain investors(3)

Exhibit
Number	Description

10.13	Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Moriarty Acquisition Corp., The Rival Company, Holmes Products (Far East) Limited, Esteem Industries Limited, Raider Motor Corporation, Holmes Products (Europe) Limited, Bionaire International B.V., Patton Electric Hong Kong, Limited, and The Rival Company of Canada, Ltd., BankBoston, and the other lending institutions party thereto, BankBoston, N.A. as Administrative Agent and Lehman Commercial Paper Inc. as Documentation Agent, with BancBoston Robertson Stephens Inc. as Syndication Agent and Arranger and Lehman Brothers Inc. as Co-Arranger(3)
10.14	Asset Purchase Agreement dated October 1, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp., The Rival Company and Sta-Rite Industries(5)
10.15	Agreement of Purchase and Sale of Assets dated December 21, 1999 by and among The Holmes Group, Inc., The Rival Company, Patton Building Products, Inc., Patton Electric Company, Inc. and The Marley Company(6)
10.16	Employee Stockholders’ Agreement dated April 23, 1998(7)
10.17	Voting Trust Agreement dated April 23, 1998(7)
10.18	Lease Agreement between The Holmes Group, Inc. and ACRE HPC, LLC dated as of January 7, 2000(8)
10.19	Form of Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 30, 2000 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(9)
10.20	Amendment to Lease Agreement between The Holmes Group, Inc. and ACRE HPC, LLC dated as of December 21, 2000(10)
10.21	Form of Forbearance Agreement and Third Amendment dated as of April 13, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(10)
10.22	Form of Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Waiver dated as of May 7, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(10)
10.23	Form of Warrant Purchase Agreement and Common Stock Purchase Warrant dated as of May 7, 2001 by and among The Holmes Group, Inc. and the lenders party thereto, as investors(10)
10.24	Form of Co-Sale Agreement dated as of May 7, 2001 by and among The Holmes Group, Inc., certain affiliates of Berkshire Partners LLC, and the lenders party thereto, as investors(10)
10.25	Executive Employment and Non-Competition Agreement dated August 1, 2001 between The Holmes Group, Inc. and Peter J. Martin(11)
10.26	Agreement of Purchase and Sale of Assets relating to the Pollenex division dated January 11, 2002, among The Holmes Group, Inc., The Rival Company, and Conair Corporation(12)
10.27	Executive Employment and Non-Competition Agreement dated February 1, 2002 between The Holmes Group, Inc. and Jordan A. Kahn(13)
10.28	Form of Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 22, 2002 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(13)
10.29	Letter agreement regarding guaranty fees dated March 22, 2002 by and among The Holmes Group, Inc., its subsidiaries party thereto, and certain affiliates of Berkshire Partners LLC(13)
10.30	Amendment to Executive Employment and Non-Competition Agreement dated March 17, 2003 between The Holmes Group, Inc. and Jordan A. Kahn(14)
21.1	Subsidiaries of Registrant(10)
23.1	Consent of PricewaterhouseCoopers LLP(14)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-44473).

(2)	Incorporated by reference to the Registrant’s Tender Offer Statement on Schedule 14D-1 dated December 23, 1998, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 5, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 8, 1999.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 1999.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-77905).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2002.

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOLMES GROUP, INC.

By:	/s/ PETER J. MARTIN

Peter J. Martin, President
Chief Executive Officer

Dated: March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. MARTIN Peter J. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ JOHN M. KELLIHER John M. Kelliher	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003
/s/ JORDAN A. KAHN Jordan A. Kahn	Chairman of the Board of Directors	March 27, 2003
/s/ GREGORY F. WHITE Gregory F. White	Director	March 27, 2003
/s/ RICHARD LUBIN Richard Lubin	Director	March 27, 2003
/s/ RANDY PEELER Randy Peeler	Director	March 27, 2003
/s/ FRED J. MUSONE Fred J. Musone	Director	March 27, 2003
/s/ (TOMMY) WOON FAI LIU (Tommy) Woon Fai Liu	Director	March 27, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

      I, Peter J. Martin, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of The Holmes Group, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Annual Report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER J. MARTIN

Peter J. Martin
President and Chief Executive Officer

Date: March 27, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

      I, John M. Kelliher, certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of The Holmes Group, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Annual Report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The Registrant’s other certifying officer and I have indicated in the Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN M. KELLIHER

John M. Kelliher
Senior Vice President and
Chief Financial Officer

Date: March 27, 2003