Form 10-Q
period 2003-03-31
HOLMES GROUP INC
filed 2003-05-09
CIK 1052490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NUMBERS: 333-44473
333-77905

THE HOLMES GROUP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	04-2768914 (I.R.S. EMPLOYER IDENTIFICATION NO.)

ONE HOLMES WAY, MILFORD MASSACHUSETTS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	01757 (ZIP CODE)

(508) 634-8050
(REGISTRANT’S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  ☒  NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).  YES  ☐  NO  ☒

THE HOLMES GROUP, INC.
FORM 10-Q

QUARTER ENDED MARCH 31, 2003

		PAGE
PART I	FINANCIAL INFORMATION:
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2003 (UNAUDITED), DECEMBER 31, 2002 AND MARCH 31, 2002 (UNAUDITED)	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-19
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4.	CONTROLS AND PROCEDURES	26
PART II	OTHER INFORMATION:
ITEM 1.	LEGAL PROCEEDINGS	27
ITEM 5.	OTHER INFORMATION	27
	SIGNATURES AND OFFICER CERTIFICATES	28-30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HOLMES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,		MARCH 31,
	2003	DECEMBER 31,	2002
	(UNAUDITED)	2002	(UNAUDITED)

	(in thousands except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,619	$8,426	$5,351
Accounts receivable, net	86,200	128,409	92,891
Inventories	125,339	110,236	108,209
Prepaid expenses and other current assets	4,871	4,817	6,656
Deferred income taxes	5,067	5,067	5,249

Total current assets	227,096	256,955	218,356
Assets held for sale	6,466	6,466	6,288
Property and equipment, net	42,292	42,446	59,641
Deposits and other assets	1,707	837	5,146
Debt issuance costs, net	8,463	10,184	15,701
Deferred income taxes	5,956	5,956	5,774

	$291,980	$322,844	$310,906

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	40,484	44,267	42,578
Current portion of Credit Facility	9,078	9,078	8,628
Accrued income taxes	7,739	7,405	6,829
Accrued expenses and other current liabilities	40,091	53,101	43,916
Deferred income taxes	3,124	2,967	2,219

Total current liabilities	100,516	116,818	104,170
Long-term portion of Credit Facility	153,386	166,556	159,864
Senior Subordinated Notes	99,565	99,544	99,482
Pension obligation	5,909	5,840	—
Other liabilities	7,948	7,613	7,266
Deferred income taxes	989	989	1,125
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value. Authorized - 28,500,000 shares;	20	20	20
Issued and outstanding - 20,302,995 shares
Additional paid in capital	68,874	68,874	68,874
Accumulated other comprehensive income (loss)	(6,932)	(7,231)	140
Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)	(62,076)
Retained earnings (deficit)	(76,219)	(74,103)	(67,959)

Total stockholders’ equity (deficit)	(76,333)	(74,516)	(61,001)

	$291,980	$322,844	$310,906

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED

	March 31, 2003	March 31, 2002

	(in thousands)
Net sales	$115,300	$117,342
Cost of sales	82,893	88,892

Gross profit	32,407	28,450
Selling and administrative expenses	27,832	25,133
Restructuring charges (income)	(121)	1,787

Operating income	4,696	1,530
Other expense (income):
Interest expense	6,589	7,956
Gain on sale of business	—	(9,088)
Gain on retirement of debt	—	(22,388)
Other income, net	(238)	(1,003)

	6,351	(24,523)

Income (loss) before income taxes, equity in earnings from joint venture and cumulative effect of change in accounting principle	(1,655)	26,053
Income tax expense (benefit)	943	(1,425)
Equity in earnings from joint venture	(482)	(600)

Income (loss) before cumulative change in accounting principle	(2,116)	28,078
Cumulative effect of change in accounting principle	—	(79,838)

Net loss	$(2,116)	$(51,760)

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED

	March 31, 2003	March 31, 2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(2,116)	$(51,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,692	3,302
Amortization of debt related costs and other non-cash interest	1,742	1,432
Provision for doubtful accounts	218	285
Loss on disposal of assets	21	—
Gain on sale of business	—	(9,088)
Gain on retirement of debt	—	(22,388)
Cumulative effect of change in accounting principle	—	79,838
Deferred income taxes	—	(2,594)
Restructuring and other asset impairment charges	—	1,687
Changes in operating assets and liabilities:
Accounts receivable	40,995	47,880
Inventories	(15,103)	(9,512)
Prepaid expenses and other current assets	(54)	1,265
Deposits and other assets	(870)	(3,011)
Accounts payable	(3,783)	5,592
Accrued expenses and other liabilities	(13,031)	698
Accrued income taxes	491	372

Net cash provided by operating activities	11,202	43,998
Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	15,100
Distribution of earnings from joint venture	996	478
Purchases of property and equipment	(2,427)	(1,736)
Cash received from joint venture partner	293	—

Net cash provided by (used for) investing activities	(1,138)	13,842
Cash flows from financing activities:
Repayments of Credit Facility	(13,170)	(49,390)
Redemption of Senior Subordinated Notes	—	(11,549)
Debt issuance costs	—	(1,579)

Net cash used for financing activities	(13,170)	(62,518)
Effect of exchange rate changes on cash	299	(86)

Net decrease in cash and cash equivalents	(2,807)	(4,764)
Cash and cash equivalents, beginning of period	8,426	10,115

Cash and cash equivalents, end of period	$5,619	$5,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,445	$4,753
Cash paid for income taxes	$596	$182

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial information included in this Form 10-Q of The Holmes Group, Inc. (“THG” or the “Company”) for the periods ended March 31, 2003 and 2002 is unaudited. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed its audited consolidated financial statements for the year ended December 31, 2002 on Form 10-K which included all information and footnotes necessary for such presentation.

Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period presentation.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS 145 became effective for THG related to the rescission of FAS 4 and FAS 64 on January 1, 2003. FAS 145 was effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 became effective for financial statements issued after May 15, 2002. In accordance with the new standard, the Company reclassified the gain related to the Senior Notes repurchase, which was treated as an extraordinary item in 2002, as a component of other income in the consolidated statement of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonable estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this Standard will impact the timing of recognition of costs associated with future exit and disposal activities.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. As of July 1, 2003, the standard applies to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 should not have a material effect on the Company’s financial position or results of operations.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. FAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption utilizing a two-step methodology. The provisions of FAS 142 were effective for the Company’s 2002 fiscal year and, accordingly, the Company adopted the new standard effective January 1, 2002. The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. In accordance with the new standard, the Company ceased goodwill amortization as of the beginning of fiscal 2002.

In connection with adopting this standard, the Company established a policy to value goodwill and other intangible assets using a discounted cash flow method. With the assistance of independent valuation consultants, the Company completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of the transitional impairment testing indicated that the carrying values of the goodwill asset for both the home environment and kitchen reporting units significantly exceeded the estimated fair value of the units. Accordingly, step two of the testing, which measures the amount of asset impairment, was completed in 2002. As a result, a non-cash impairment charge of $79.8 million was recognized as a change in accounting principle as of the beginning of 2002. The impairment charge, which relates to the Company’s Consumer Durables segment, was $79.8 million on a before and after-tax basis.

4. INVENTORIES

All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 86% of the inventories and the last-in, first-out method (LIFO) for the remaining 14% of the inventory. Inventories are as follows (in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002

Finished goods	$114,321	$95,789	$87,707
Raw materials	9,157	12,501	18,594
Work in process	2,227	2,312	2,108

	125,705	110,602	108,409
LIFO allowance	(366)	(366)	(200)

	$125,339	$110,236	$108,209

5. RESTRUCTURING CHARGES AND OTHER BUSINESS DIVESTITURES

On February 5, 1999, the Company completed its acquisition of The Rival Company for an aggregate purchase price of $279.6 million. The acquisition was accounted for as a purchase, and the results of operations of Rival are included in the consolidated financial statements since the date of acquisition.

Since the acquisition, the Company has taken several restructuring actions to integrate Rival’s operations into THG, to enhance efficiencies and to reduce costs. In January 2002, the Company announced the closing of its Sedalia, Missouri distribution center. The activities of this facility were moved to the other existing distribution centers. In connection with this facility closure, the Company recorded restructuring charges totaling $1,787,000 in the first quarter of 2002. For the 2002 fiscal year, restructuring charges related to this facility closure totaled $4,898,000, which included $4,220,000 of asset write-downs of redundant property and equipment to their estimated net realizable value, facility exit costs of $612,000 and $66,000 in severance payments for employees who elected not to transfer to other facilities.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On December 2, 2002, the Company announced the closure of its remaining US manufacturing operations effective January 31, 2003, in an effort to enhance efficiencies and to reduce operating costs. The production activities of the facilities in Flowood, Mississippi, Sweet Springs, Missouri and Clinton, Missouri have been shifted to the Company’s expanded manufacturing complex in southern China and to other independent suppliers in the Far East. As part of this restructuring action, the Company also announced the closure of an administrative office in Kansas City, Missouri and the phase out of two distribution and service centers in Clinton, Missouri and Worcester, Massachusetts during the first half of 2003. As a result of these changes, the Company recorded restructuring charges totaling $23,108,000 during the fourth quarter of 2002. The charges included $3,935,000 for severance payments to 706 employees, $15,670,000 of non-cash asset write-downs of redundant property and equipment to their estimated net realizable value, $1,531,000 of liabilities related to outstanding lease obligations and facility exit costs of $1,972,000.

Approximately 615 employees were separated during the first quarter of 2003 as a result of the facility closings. The Company expects to pay the remaining severance and facility exit costs which are accrued as of March 31, 2003 during the balance of fiscal 2003 and fiscal 2004. A reconciliation of the restructuring reserve activity for the quarter ended March 31, 2003 is as follows:

	Employee	Facility Exit	Total
	Severance and	and Other	Accrued
	Relocation Costs	Costs	Restructuring

	(in thousands)
Balance at December 31, 2002	$3,631	$3,452	$7,083
Cash Payments	(2,788)	(366)	(3,154)

Balance at March 31, 2003	$843	$3,086	$3,929

During the first quarter of 2003, the Company incurred $712,000 of unfavorable manufacturing variances at the closed facilities, which were recorded in cost of sales, and $121,000 of income associated with the 2002 restructuring actions which were not accrued at December 31, 2002 in accordance with Emerging Issues Task Force Issue No. 94-3. The restructuring income in the first quarter of 2003 included a pension plan curtailment gain of $330,000 related to the closure of the Company’s manufacturing facilities. In accordance with the provisions of Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company expects to record a non-cash charge of approximately $2.1 million in the second quarter of 2003 caused by a partial plan settlement due to lump sum benefits paid to terminated employees at the closed facilities. The remaining net realizable value of facilities and equipment related to these restructuring actions is classified as assets held for sale in the consolidated balance sheet as of March 31, 2003. The Company expects to sell the majority of these assets during the second quarter of 2003.

On January 14, 2002, the Company sold substantially all of the assets of its Pollenex® division, which marketed personal care products, for approximately $15.1 million. The cash proceeds received in this transaction exceeded the net assets of the business, which consisted primarily of inventory and property and equipment, by approximately $9.5 million, resulting in a gain during 2002. In the first quarter of 2002, other income in the consolidated statement of operations included a gain of $9.1 million related to this transaction.

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002

Revolving Credit Facility	$73,309	$84,209	$70,709
Term Loan A due February 2005	13,295	15,397	21,299
Term Loan B due February 2007	75,860	76,028	76,484

Total Credit Facility	162,464	175,634	168,492
9 7/8% Senior Subordinated Notes, net of unamortized discount, due November 15, 2007	99,565	99,544	99,482

Total Debt	262,029	275,178	267,974
Less current maturities of Credit Facility	(9,078)	(9,078)	(8,628)

	$252,951	$266,100	$259,346

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Credit Facility

Under the Fifth Amendment to the Company’s Credit Facility, which was executed in March 2002, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B is supported by the guarantee of investment funds managed by Berkshire Partners, the Company’s majority shareholder. Actual availability under these Revolving Credit facilities is subject to a borrowing base formula based on inventory and accounts receivable.

In connection with the Fifth Amendment, the Company entered into a guarantee fee arrangement with Berkshire Partners which provides for a fee of 2.25% per annum, compounded annually, on the $40.0 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan is calculated at 20% per annum, compounded annually. At March 31, 2003, the subordinated debt funding loan totaled $12.8 million. The guarantee fees have not been paid, but have been accrued and are included as non-cash interest in the statement of operations for 2002 and 2003. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

As of March 31, 2003, December 31, 2002 and March 31, 2002, the Company’s availability under the revolving credit portions of the Credit Facility was $61.1 million, $78.3 million and $54.5 million, respectively, net of outstanding letters of credit. The Credit Facility bears interest at variable rates based on either the prime rate or Eurodollar rate at the Company’s option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending upon certain financial ratios. The weighted average interest rate of borrowings under the Credit Facility was 5.4% at March 31, 2003, 5.6% at December 31, 2002 and 5.9% at March 31, 2002. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are collateralized by substantially all of the Company’s domestic and certain foreign assets.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes were issued as part of a recapitalization transaction in 1997 ($105 million) and to partially finance the Rival acquisition in 1999 ($31.3 million). The Notes, which are due November 15, 2007, are subordinated to the Company’s other debt, including the Credit Facility.

In conjunction with the Fifth Amendment of the Credit Facility, as described above, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B described above. The Notes repurchased were retired and cancelled. This transaction resulted in a gain on the early retirement of debt totaling $22.4 million, which has been reflected in the consolidated statement of operations for the three months ended March 31, 2002. This gain is net of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount associated with the Senior Subordinated Notes and $0.1 million of transaction fees. A provision for income taxes was not recorded in connection with this transaction as the Company has offset the gain with available net operating loss carry forwards. In accordance with the provisions of FAS 145, this gain, which was originally reported as an extraordinary item in 2002, has been reclassified as a component of other income in the statement of operations. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table (in thousands):

	Three months ended

	March 31, 2003	March 31, 2002

Net income (loss)	$(2,116)	$(51,760)
Foreign currency translation adjustments	299	142

Comprehensive income (loss)	$(1,817)	$(51,618)

8. BUSINESS SEGMENTS

The Company currently manages its operations through three business segments: Consumer Durables, International and Far East Manufacturing. The Consumer Durables segment sells products including fans, heaters, humidifiers, air purifiers, lighting products, Crock-Pot® slow cookers and other small kitchen electric appliances to retailers throughout the United States. The Consumer Durables segment is made up of home environment products and kitchen electric products, which are considered one business segment due to the similar customer base, distribution channels, and economic characteristics. The International segment sells the Company’s products outside the United States, predominantly in Canada, Latin America and Europe. The Far East Manufacturing segment represents the Company’s manufacturing and sourcing operations located primarily in Hong Kong and China at Holmes Products (Far East) Limited (HPFEL).

Summary financial information for each reportable segment for the three month periods ended March 31, 2003 and 2002 is as follows (in thousands):

	Consumer				Consolidated
THREE MONTHS ENDED	Durables	Far East	International	Eliminations	Total

March 31, 2003:
Net sales	$96,316	$82,762	$13,731	$(77,509)	$115,300
Segment income (loss)	(6,466)	4,286	241	(177)	(2,116)
March 31, 2002:
Net sales	$103,110	$71,383	$9,791	$(66,942)	$117,342
Segment income (loss)	22,575	5,758	140	(395)	28,078

In 2002, income for the Consumer Durables segment includes the gain of $22,388,000 related to the repurchase of the Company’s Senior Subordinated Notes, but excludes the goodwill impairment charge of $79,838,000 related to the adoption of FAS 142.

The following information is summarized by geographic area (in thousands):

				Consolidated
	United States	Far East	International	Total

Net Sales:
Three months ended March 31, 2003	$95,422	$6,493	$13,385	$115,300
Three months ended March 31, 2002	103,110	4,441	9,791	117,342
Long-lived assets:
March 31, 2003	16,311	33,678	476	50,465
December 31, 2002	16,226	33,028	495	49,749
March 31, 2002	37,272	32,561	1,242	71,075

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Net sales are grouped based on the geographic origin of the transaction. The Company’s manufacturing entities in the Far East sell completed products to the Company and its subsidiaries at intercompany transfer prices which reflect management’s estimate of amounts which would be charged by an unrelated third party. These sales are excluded from the above table and are eliminated in consolidation. The remaining Far East sales are to the Company’s motor manufacturing joint venture with General Electric or to unrelated third parties.

9. STOCK-BASED COMPENSATION

During the first quarter of fiscal 2003, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”. FAS No. 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. FAS No. 148 also amends the disclosure requirements of FAS No. 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for interim periods beginning after December 15, 2002.

The Company’s stock-based compensation plan is described fully in Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2002, as contained in the Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table provides the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Quarter Ended

	March 31,	March 31,
	2003	2002

Reported net loss	$(2,116)	$(51,760)
Stock-based employee compensation included in net loss	—	—
Stock-based employee compensation determined under the fair value method for all awards	(275)	(291)

Pro forma net loss	$(2,391)	$(52,051)

10. PRODUCT WARRANTIES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” The Company adopted FIN 45 effective January 1, 2003 and will apply the provisions of the new interpretation to any guarantees issued or modified after that date. The Company issues warranties to consumers for certain of its home environment and kitchen appliances. Warranty costs, representing the value of replacement goods sent to consumers making warranty claims, are expensed as incurred. The Company maintains a warranty reserve for consumer claims in process at the end of the period. A reconciliation of the warranty reserve for the three months ended March 31, 2003 is as follows (in thousands):

Balance at beginning of period	$375
Accruals for warranties issued during period	183
Settlements made during the period	(54)

Balance at end of period	$504

11. CONTINGENCIES

The Company is involved in litigation and is the subject of claims arising in the normal course of its business. In the opinion of management, based upon discussions with legal counsel, no existing litigation or claims will have a materially adverse effect on the Company’s financial position or results of operations or cash flows.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12. CONDENSED CONSOLIDATING INFORMATION

The Company’s Senior Subordinated Notes are guaranteed by Rival and its domestic subsidiary and Holmes Manufacturing Corp. (“Manufacturing”), Holmes Motor Corp. (“Motor”) and Holmes Air (Taiwan) Corp. (“Taiwan”), but are not guaranteed by THG’s other subsidiary, HPFEL, or Rival’s five foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival (on a consolidated basis following its acquisition by THG, Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, Bionaire International B.V., The Holmes Group Canada, Ltd., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V., the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan and Manufacturing had no revenues or operations during the periods presented. As further described in Note 16 of the Company’s financial statements for the year ended December 31, 2002, which are included in its Annual Report on Form 10-K, certain of HPFEL’s subsidiaries in China have restrictions on distributions to their parent companies.

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$2,877	$(488)	$3,230	—	$5,619
Accounts receivable, net	17,239	45,895	23,066	—	86,200
Inventories	45,997	50,709	34,260	$(5,627)	125,339
Prepaid expenses and other current assets	3,185	121	1,565	—	4,871
Deferred income taxes	4,689	378	—	—	5,067
Due from affiliates	283,283	89	95,221	(378,593)	—

Total current assets	357,270	96,704	157,342	(384,220)	227,096

Assets held for sale	—	6,466	—	—	6,466
Property and equipment, net	9,317	205	32,770	—	42,292
Deposits and other assets	5,505	1	1,385	(5,184)	1,707
Debt issuance costs, net	8,463	—	—	—	8,463
Deferred income taxes	5,513	443	—	—	5,956
Investment in consolidated subsidiaries	19,055	—	3,701	(22,756)	—

	$405,123	$103,819	$195,198	$(412,160)	$291,980

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	6,278	1,825	37,565	(5,184)	40,484
Current portion of Credit Facility	9,078	—	—	—	9,078
Accrued income taxes	3,219	(1,253)	5,773	—	7,739
Deferred income taxes	(1,892)	2,582	2,434	—	3,124
Accrued expenses and other current liabilities	22,670	10,188	7,233	—	40,091
Due to affiliates	190,507	159,639	32,148	(382,294)	—

Total current liabilities	229,860	172,981	85,153	(387,478)	100,516

Long-term portion of Credit facility	153,386	—	—	—	153,386
Senior Subordinated Notes	99,565	—	—	—	99,565
Pension obligation	265	5,644	—	—	5,909
Other liabilities	—	—	7,948	—	7,948
Deferred income taxes	(1,620)	861	1,748	—	989
Stockholders’ equity:
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(6,932)	—	109	(109)	(6,932)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(76,219)	(75,669)	96,430	(20,761)	(76,219)

Total stockholders’ equity	(76,333)	(75,667)	100,349	(24,682)	(76,333)

	$405,123	$103,819	$195,198	$(412,160)	$291,980

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2002 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$2,599	$(488)	$6,315	—	$8,426
Accounts receivable, net	21,383	77,428	29,598	—	128,409
Inventories	30,357	53,394	31,935	$(5,450)	110,236
Prepaid expenses and other current assets	2,360	237	2,220	—	4,817
Deferred income taxes	4,689	378	—	—	5,067
Due from affiliates	283,734	89	84,673	(368,496)	—

Total current assets	345,122	131,038	154,741	(373,946)	256,955

Assets held for sale	—	6,466	—	—	6,466
Property and equipment, net	9,073	238	33,135	—	42,446
Deposits and other assets	5,212	1	515	(4,891)	837
Debt issuance costs, net	10,184	—	—	—	10,184
Deferred income taxes	5,513	443	—	—	5,956
Investment in consolidated subsidiaries	16,247	—	3,701	(19,948)	—

	$391,351	$138,186	$192,092	$(398,785)	$322,844

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	4,604	7,709	36,845	(4,891)	44,267
Current portion of Credit Facility	9,078	—	—	—	9,078
Accrued income taxes	3,543	(1,074)	4,936	—	7,405
Deferred income taxes	(1,892)	2,582	2,277	—	2,967
Accrued expenses and other current liabilities	28,741	17,846	6,514	—	53,101
Due to affiliates	156,324	178,249	37,624	(372,197)	—

Total current liabilities	200,398	205,312	88,196	(377,088)	116,818

Long-term portion of Credit Facility	166,556	—	—	—	166,556
Senior Subordinated Notes	99,544	—	—	—	99,544
Pension obligation	—	5,840	—	—	5,840
Other liabilities	—	—	7,613	—	7,613
Deferred income taxes	(631)	861	759	—	989
Stockholders’ equity:
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(7,231)	—	(189)	189	(7,231)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(74,103)	(73,829)	91,903	(18,074)	(74,103)

Total stockholders’ equity	(74,516)	(73,827)	95,524	(21,697)	(74,516)

	$391,351	$138,186	$192,092	$(398,785)	$322,844

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 2002 (IN THOUSANDS)
(UNAUDITIED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$(416)	$1,333	$4,434	—	$5,351
Accounts receivable, net	21,758	53,748	17,385	—	92,891
Inventories	32,228	54,468	26,732	$(5,219)	108,209
Prepaid expenses and other current assets	1,718	2,750	2,188	—	6,656
Deferred income taxes	600	4,649	—	—	5,249
Due from affiliates	145,420	89	79,064	(224,573)	—

Total current assets	201,308	117,037	129,803	(229,792)	218,356

Assets held for sale	—	6,288	—	—	6,288
Property and equipment, net	7,342	20,167	32,132	—	59,641
Deposits and other assets	2,153	6,934	950	(4,891)	5,146
Debt issuance costs, net	15,701	—	—	—	15,701
Deferred income taxes	5,774	—	—	—	5,774
Investment in consolidated subsidiaries	1,592	—	3,700	(5,292)	—

	$233,870	$150,426	$166,585	$(239,975)	$310,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	4,671	4,376	38,422	(4,891)	42,578
Current portion of Credit Facility	8,628	—	—		8,628
Accrued income taxes	—	2,068	4,761	—	6,829
Deferred income taxes	2,219	—	—		2,219
Accrued expenses and other current liabilities	22,734	13,845	7,337		43,916
Due to affiliates	2,112	201,367	24,794	(228,273)	—

Total current liabilities	40,364	221,656	75,314	(233,164)	104,170

Long-term portion of Credit Facility	159,864	—	—	—	159,864
Senior Subordinated Notes	99,482	—	—	—	99,482
Other liabilities	—	—	7,266	—	7,266
Deferred income taxes	(4,839)	3,857	2,107	—	1,125
Stockholders’ equity:
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,800	(3,800)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	140	—	(22)	22	140
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(67,959)	(75,089)	78,120	(3,031)	(67,959)

Total stockholders’ equity	(61,001)	(75,087)	81,898	(6,811)	(61,001)

	$233,870	$150,426	$166,585	$(239,975)	$310,906

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$39,733	$55,343	$96,493	$(76,269)	$115,300
Cost of sales	31,532	43,149	84,304	(76,092)	82,893

Gross profit (loss)	8,201	12,194	12,189	(177)	32,407
Selling and administrative expenses	8,307	14,345	5,180		27,832
Restructuring charges (income)	—	(121)	—	—	(121)

Operating profit (loss)	(106)	(2,030)	7,009	(177)	4,696
Other (income) and expense:
Interest expense	6,597	—	(8)	—	6,589
Other (income) expense, net	(638)	(190)	590	—	(238)

Total other (income) expense	5,959	(190)	582	—	6,351

Income (loss) before income taxes and equity in earnings from joint venture	(6,065)	(1,840)	6,427	(177)	(1,655)
Income tax expense (benefit)	(957)	—	1,900	—	943
Equity in earnings from joint venture	(482)	—	—	—	(482)

Income (loss) before equity in income of consolidated subsidiaries	(4,626)	(1,840)	4,527	(177)	(2,116)
Equity in income of consolidated subsidiaries	2,510	—	—	(2,510)	—

Net income (loss)	$(2,116)	$(1,840)	$4,527	$(2,687)	$(2,116)

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$41,137	$61,973	$81,174	$(66,942)	$117,342
Cost of sales	36,575	48,270	70,594	(66,547)	88,892

Gross profit (loss)	4,562	13,703	10,580	(395)	28,450
Selling and administrative expenses	13,514	6,903	4,716	—	25,133
Restructuring charges	—	1,787	—	—	1,787

Operating profit (loss)	(8,952)	5,013	5,864	(395)	1,530
Other (income) and expense:
Interest expense	7,924	35	(3)	—	7,956
Gain on sale of business	—	(9,088)	—	—	(9,088)
Gain on retirement of debt	(22,388)	—	—	—	(22,388)
Other (income) expense, net	(197)	29	(835)	—	(1,003)

Total other (income) expense	(14,661)	(9,024)	(838)	—	(24,523)

Income (loss) before income taxes and equity in earnings from joint venture	5,709	14,037	6,702	(395)	26,053
Income tax expense (benefit)	—	(2,383)	958	—	(1,425)
Equity in earnings from joint venture	(600)	—	—	—	(600)

Income (loss) before equity in income of consolidated subsidiaries	6,309	16,420	5,744	(395)	28,078
Equity in income of consolidated subsidiaries	(58,069)	—	—	58,069	—

Income (loss) before accounting change	(51,760)	16,420	5,744	57,674	28,078
Cumulative effect of change in accounting principle	—	(79,838)	—	—	(79,838)

Net income (loss)	$(51,760)	$(63,418)	$5,744	$57,674	$(51,760)

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(28,603)	$27,694	$12,111	$11,202

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	—	—	—
Distribution of earnings from joint venture	996	—	—	996
Purchases of property and equipment	(658)	—	(1,769)	(2,427)
Cash received from joint venture partner	293	—	—	293

Net cash provided by (used for) investing activities	631	—	(1,769)	(1,138)

Cash flows from financing activities:
Repayments of Credit Facility	(13,170)	—	—	(13,170)
Other activity with Parent, net	41,420	(27,694)	(13,726)	—

Net cash provided by (used for) financing activities	28,250	(27,694)	(13,726)	(13,170)

Effect of exchange rate changes on cash	—	—	299	299

Net increase (decrease) in cash and cash equivalents	278	—	(3,085)	(2,807)
Cash and cash equivalents, beginning of period	2,599	(488)	6,315	8,426

Cash and cash equivalents, end of period	$2,877	$(488)	$3,230	$5,619

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$2,983	$28,300	$12,715	$43,998

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	15,100	—	15,100
Distribution of earnings from joint venture	478	—	—	478
Purchases of property and equipment	(327)	(457)	(952)	(1,736)

Net cash provided by (used for) investing activities	151	14,643	(952)	13,842

Cash flows from financing activities:
Repayments of Credit Facility	(49,390)	—	—	(49,390)
Other activity with Parent, net	54,885	(42,922)	(11,963)	—
Redemption of Senior Subordinated Notes	(11,549)	—	—	(11,549)
Debt issuance costs	(1,579)	—	—	(1,579)

Net cash used for financing activities	(7,633)	(42,922)	(11,963)	(62,518)

Effect of exchange rate changes on cash	—	—	(86)	(86)

Net increase (decrease) in cash and cash equivalents	(4,499)	21	(286)	(4,764)
Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$(416)	$1,333	$4,434	$5,351

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A summary of the risks and uncertainties which may affect our future performance is presented below. Our Form 10-K for the year ended December 31, 2002 includes a more detailed discussion of the “risk factors” affecting our business. Risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K and the Company’s most recent Registration Statement on Form S-4 (File No. 333-77905).

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. We caution investors that any forward-looking statements presented in this report and presented elsewhere by management from time to time are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will be”, “will result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known or unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update forward-looking statements. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

Risks and uncertainties that may affect future performance include, among others, the following:

•	Our degree of leverage and continued compliance with debt covenants.

•	Our dependence on major customers and key employees.

•	Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

•	The bankruptcy or loss of any major retail customer or supplier.

•	Weakness in the U.S. retail market.

•	The financial condition of the retail industry.

•	The infringement or loss of our rights with respect to patents and trademarks related to our products.

•	Fluctuations in cost and availability of raw materials and components.

•	Product recalls and product liability claims against us or other regulatory actions.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

•	Changes in demand for the Company’s products.

•	Changing conditions in foreign countries.

•	An extended interruption in the operation of our manufacturing facilities in China.

•	Changes in trade relations with China.

•	Potential disruption in our supply chain due to health concerns relating to the disease known as severe acute respiratory syndrome or other related illnesses.

•	Currency fluctuations in our international operations.

•	Difficulties in implementing and maintaining new computer systems.

•	Changes in retailer inventory management or failure of our order processing and logistical systems.

•	Interruptions in data and communications systems.

•	Our ability to develop new and innovative products and customer acceptance of such products.

•	Seasonality of our operating results.

•	Competition with other large companies that produce similar products.

•	The success of our marketing and promotional programs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based upon financial statements of The Holmes Group, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and accompanying notes. Future events cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates under different assumptions and conditions.

     We believe the most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with management’s evaluation of the allowance for doubtful accounts and customer deductions, reserves for inventory valuation, accruals for product returns and the determination of liabilities related to taxation and restructuring actions. These critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

RESULTS OF OPERATIONS

     The following table presents our operating results for the three-month periods ended March 31, 2003 and 2002 as a percentage of net sales:

	Quarter Ended March 31,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	71.9%	75.8%

Gross profit	28.1%	24.2%
Selling and administrative expenses	24.1%	21.4%

Operating profit before restructuring costs	4.0%	2.8%
Restructuring charges (income)	(0.1)%	1.5%

Operating profit	4.1%	1.3%
Interest expense	5.7%	6.8%
Other income, net	(0.2)%	(0.9)%
Gain on early retirement of debt	—	(19.1)%
Gain on sale of business	—	(7.7)%
Income tax expense (benefit)	0.8%	(1.2)%
Equity in earnings from joint venture	(0.4)%	(0.5)%

Income (loss) before cumulative effect of accounting change	(1.8)%	23.9%

Comparison of Three Months Ended March 31, 2003 and March 31, 2002

Net Sales

During the first quarter of 2003, net sales decreased $2 million or 1.7% from the sales level in the comparable period of fiscal 2002. The lower revenues occurred primarily in the kitchen appliance business as 2003 sales were below last year by 10% due to high retail inventory levels following the Holiday 2002 selling season and the generally weak retail selling environment in the first quarter of 2003. Sales of home environment products in the first quarter of 2003 decreased slightly from the sales level in the first three months of 2002 as lower fan shipments in 2003 offset sales increases in the heater and humidifier categories which benefited from the colder winter weather. International sales in the first quarter of 2003 increased $5.6 million from the 2002 level due to favorable trends in Canada and Europe and increased motor sales to the Company’s joint venture with General Electric. The first quarter sales performance in 2003 was also adversely affected by increased returns from retailers.

Gross Profit

Gross profit during the first quarter of 2003 totaled $32.4 million, an increase of $4.0 million or 13.9% above the 2002 level. The Company’s gross profit percent improved 3.9 percentage points during the first quarter to 28.1% in 2003 as compared to 24.2% in 2002. Both of the Company’s major product lines delivered profitability improvements during the first quarter of 2003 with the kitchen appliance business building on the trends established during the second half of 2002 and the home environment profit margins benefiting from the higher sales of winter season products. The Company completed the shutdown of its domestic manufacturing operations in January 2003. Unfavorable manufacturing variances related to the closed facilities totaled $0.7 million or 0.6% of net sales in the first quarter of 2003 compared to $1.4 million or 1.2% of net sales in the 2002 first quarter.

Selling and Administrative Expenses

In the first quarter of 2003, operating expenses increased $2.7 million or 10.7% above the comparable period in 2002. These expenses represented 24.1% of net sales in 2003 compared to 21.4% in 2002. Increased spending on new product initiatives and higher legal expenses contributed to the cost increase during the first quarter of 2003.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Restructuring Charges (Income)

In 2003, restructuring costs were substantially lower than the first quarter of 2002 which included asset writedowns related to the closing of the Company’s distribution center in Sedalia, Missouri. The Company paid $3.2 million of severance and other restructuring costs during the first quarter of 2003, reducing the reserves which were established in the fourth quarter of 2002. The Company expects to record a non-cash restructuring charge of approximately $2.1 million in the second quarter of 2003 related to a partial plan settlement of its defined benefit plan due to the closing of its domestic manufacturing facilities.

Interest Expense and Other Income

During the first quarter of 2003, interest expense was $1.4 million lower than in the comparable period of 2002 due to lower interest rates and the repurchase of $36.2 million of the Company’s Senior Subordinated Notes in March 2002. Other income in 2003 was significantly lower than the first quarter of 2002 as last year’s amount included a $9.1 million gain on the sale of the Company’s Pollenex® business in January 2002 and a gain of $22.4 million related to the repurchase of Senior Subordinated Notes.

Income Taxes

During the first quarter of 2003, the Company recorded income tax expense of $0.9 million compared to tax benefits of $1.4 million in 2002. The 2003 tax expense was primarily related to the taxable profits of foreign operations. The 2002 tax benefits included the effect of additional net operating loss carrybacks which were made possible by recent tax law changes in the United States.

Equity in Earnings from Joint Venture

The Company’s share of the earnings of its joint venture with General Electric totaled $0.5 million in the first quarter of 2003, down 19.7% from the 2002 earnings level.

Cumulative Effect of Accounting Change

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. In connection with adopting this standard, the Company, assisted by independent valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of this testing indicated that the carrying values of the goodwill asset for both the home environment and kitchen reporting units significantly exceeded the estimated fair value of the units as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. Accordingly, a non-cash impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $79.8 million on a before and after-tax basis.

Net Loss and EBITDA

The Company incurred a net loss of $2.1 million in the first quarter of 2003 compared to a net loss of $51.8 million in the 2002 first quarter. The 2002 loss included the goodwill impairment charge of $79.8 million and one-time gains of $31.5 million related to the Pollenex® and debt retirement transactions described above.

The table below includes pro forma results and other non-GAAP financial information to provide a better understanding of the Company’s results and the trends from which to measure performance. EBITDA, which includes our share of our joint venture’s earnings, represents income before interest expense, income tax expense (benefit) and depreciation and amortization. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles (GAAP), or as a measure of a company’s profitability or liquidity. Additionally, our calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. A reconciliation between operating income presented in accordance with GAAP in the consolidated statements of operations, EBITDA as presented and adjusted EBITDA after removing restructuring charges and other unusual items for the three months ended March 31, 2003 and 2002 is as follows:

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

	Quarter ended March 31,

	2003	2002

Operating Income – GAAP	$4,696	$1,530
Depreciation and amortization, net	2,437	3,062
Other income	238	32,479
Equity in earnings from joint venture	482	600

EBITDA – as presented	7,853	37,671
Restructuring charges (income)	(121)	1,787
Gain on sale of business	—	(9,088)
Gain on retirement of debt	—	(22,388)
Credit Facility amendment costs	18	244

EBITDA – Adjusted	$7,750	$8,226

EBITDA totaled $7.9 million in the first quarter of 2003. This amount was below the EBITDA of $37.7 million in the 2002 first quarter, which included one-time gains of $31.5 million. On a pro forma basis, after removing the effects of restructuring activities and other one-time items, adjusted EBITDA totaled $7.8 million in the first quarter of 2003, which was 5.8% below the adjusted EBITDA of $8.2 million earned in the comparable period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows

Following our recapitalization transaction in November 1997 and the acquisition of the Rival business in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under our Credit Facility. Our primary liquidity requirements are for working capital, to fund capital expenditures and to service our indebtedness. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the amended Credit Facility will be sufficient to meet our liquidity needs for the next twelve months, during which time we will continue to carefully evaluate our financing requirements.

The Company’s cash and cash equivalents decreased to $5.6 million at March 31, 2003, from $8.4 million at December 31, 2002. Cash provided by operations for the three months ended March 31, 2003 and 2002 was $11.2 million and $44.0 million, respectively. For the three months ended March 31, 2003, operating earnings, adjusted for non-cash items, improved to $2.6 million as compared to adjusted operating earnings of $0.7 million in the comparable period of 2002. Changes in other operating assets and liabilities provided $8.6 million of cash in the three months of 2003 compared to $43.3 million in 2002. Inventory levels at March 31, 2003 totaled $125.3 million, an increase of $17.1 million or 15.8% over the same period of 2002. The increased inventory levels in 2003 included higher quantities of slow cookers and ice cream freezers to help insure a smooth transition to Far East production. The inventory increase at the end of the first quarter in 2003 was also impacted by lower demand due to generally slow retail selling conditions during the 2002 holiday season and the first quarter of 2003. Accounts receivable balances decreased from the year ago levels, down $6.7 million or 7.2% from the accounts receivable amount at March 31, 2002. Days sales outstanding (DSO) at March 31, 2003, stood at 66 days, 7% below the DSO statistic in 2002. During the first quarter of 2003, the Company also expended $3.2 million of cash related to severance and other facility exit costs which were accrued as restructuring charges at December 31, 2002.

Cash used for investing activities for the three months ended March 31, 2003 was $1.1 million compared to $13.8 million of cash provided in 2002. The 2002 amount includes $15.1 million in proceeds received in connection with the sale of the Pollenex business in January 2002. The Company invested $2.4 million in capital expenditures for property and equipment during 2003 compared to capital expenditures of $1.7 million in the first three months of 2002. The Company expects to spend approximately $15 million on capital expenditures in 2003, primarily related to the expansion of our China manufacturing facilities, the implementation of computer systems and on-going tooling costs to support product development needs.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Cash used for financing activities for the three months ended March 31, 2003 and 2002 was $13.2 million and $62.5 million, respectively. Cash used for financing in 2003 and 2002 reflected repayments on the Revolving Credit Facility using cash flow from operations and also, in the 2002 first quarter, the repurchase of a portion of the outstanding Senior Subordinated Notes and debt issuance costs associated with the March 2002 Credit Facility amendment.

Financing Arrangements.

Under the Fifth Amendment to the Company’s Credit Facility, which was executed in March 2002, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B is supported by the Berkshire Partners’ guarantee. Actual availability under these revolving credit loans is subject to a borrowing base formula based on inventory and accounts receivable. Under the Fifth Amendment, the maturity date of the Revolving Credit Loan B was extended from July 1, 2002 to July 1, 2004. The maturity date of the Revolving Credit Loan A and the Term Loan A remain at February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. The maturity date of the Term Loan B remains at February 5, 2007.

During the first three months of 2003, the weighted average borrowings outstanding under the Revolving Credit Facility were $71 million, slightly above the average outstanding borrowings of $70.5 million in the comparable period of 2002. As of March 31, 2003, our availability was $61.1 million, net of outstanding letters of credit totaling $9 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the Term Loan A and the Revolving Credit Facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

In conjunction with the Fifth Amendment in March 2002, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose. As of March 31, 2003, $99.6 million of Senior Subordinated Notes were outstanding. Total debt at March 31, 2003 amounted to $262 million, down $5.9 million or 2.2% below the level of debt outstanding at March 31, 2002. Over the past two years, the Company has repaid or retired $91.5 million of debt, reducing total debt by 26% from the $353.5 million of debt outstanding at March 31, 2001.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy, Sinking Fund Requirements” and FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” The Statement also amends FASB Statement No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 became effective for THG related to the rescission of FAS 4, 44

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

and 64 on January 1, 2003. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 became effective for financial statements issued after May 15, 2002. In accordance with the new standard, the Company reclassified the gain related to the Senior Notes repurchase, which was treated as an extraordinary item in 2002, as a component of other income in the consolidated statement of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at it fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of this Standard will to impact the timing of recognition of costs associated with future exit and disposal activities.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. As of July 1, 2003, the standard applies to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 should not have a material effect on the Company’s financial position or results of operations.

ITEM 3.      QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, the carrying value of our debt totaled $262 million. The fair value approximated $252 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact earnings and cash flows, assuming other factors are held constant.

At March 31, 2003, the Company had fixed rate debt of $99.6 million and variable rate debt of $162.4 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $4.7 million. Based on the amounts of variable rate debt outstanding at March 31, 2003, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.6 million, holding other variables constant.

ITEM 4.      CONTROLS AND PROCEDURES

     (a)     Evaluation of disclosure controls and procedures.

               Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 12a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

     (b)     Changes in internal controls.

               None.

THE HOLMES GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its normal business operations, including product liability and patent and trademark litigation. A patent infringement action, Tilia International, Inc. v. The Rival Company, is pending in the United States District Court in San Francisco, California. In that proceeding, Tilia International claims that the Rival Seal-A-Meal® vacuum seal food storage device and food storage bags infringe certain patent claims allegedly owned by Tilia International. The Company denies the allegations and is aggressively litigating the matter. Management believes that the outcome of all pending litigation will not have a material adverse effect on its business, financial condition or results of operations. In the case of product liability litigation, the Company has product liability and general liability insurance policies in amounts management believes to be reasonable. The Company also faces exposure to voluntary or mandatory product recalls in the event that our products are alleged to have manufacturing or safety defects. The Company does not maintain product recall insurance.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.      OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on Friday May 16, 2003 at 10 a.m., Eastern Time, in order for investors and other interested stakeholders to hear management’s views on our results of operations during the first three months of 2003. If you are interested in accessing the call, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

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

Registrant

May 9, 2003	By: /s/ Peter J. Martin

Peter J. Martin, President and
Chief Executive Officer
(Principal Executive Officer)

May 9, 2003	By: /s/ John M. Kelliher

John M. Kelliher, Senior Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)

THE HOLMES GROUP, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter J. Martin, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2003 of The Holmes Group, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report it being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER J. MARTIN

Peter J. Martin
President and Chief Executive Officer

Date: May 9, 2003

THE HOLMES GROUP, INC.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John M. Kelliher, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q for the period ended March 31, 2003 of The Holmes Group, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report it being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN M. KELLIHER

John M. Kelliher
Senior Vice President and
Chief Financial Officer

Date: May 9, 2003