Form 10-Q
period 2003-06-30
HOLMES GROUP INC
filed 2003-08-11
CIK 1052490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

YES
☐
NO
☒

THE HOLMES GROUP, INC.
FORM 10-Q

QUARTER ENDED JUNE 30, 2003

		PAGE
PART I.	FINANCIAL INFORMATION:
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2003 (UNAUDITED), DECEMBER 31, 2002 AND JUNE 30, 2002 (UNAUDITED)	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-23
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24-30
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	31
PART II.	OTHER INFORMATION:
ITEM 1.	LEGAL PROCEEDINGS	32
ITEM 5.	OTHER INFORMATION	32
	SIGNATURES AND OFFICER CERTIFICATES	33-35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HOLMES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,	JUNE 30,
	2003	2002	2002
	(UNAUDITED)		(UNAUDITED)

	(in thousands except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,386	$8,426	$5,770
Accounts receivable, net	74,058	128,409	84,068
Inventories	127,022	110,236	120,594
Prepaid expenses and other current assets	3,843	4,817	9,747
Deferred income taxes	5,067	5,067	5,249

Total current assets	216,376	256,955	225,428
Assets held for sale	405	6,466	6,288
Property and equipment, net	43,044	42,446	62,424
Deposits and other assets	1,162	837	4,847
Debt issuance costs, net	7,683	10,184	13,863
Deferred income taxes	5,956	5,956	5,774

	$274,626	$322,844	$318,624

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	35,703	44,267	45,620
Current portion of Credit Facility	9,078	9,078	8,778
Accrued income taxes	7,518	7,405	6,495
Accrued expenses and other current liabilities	38,123	53,101	38,272
Deferred income taxes	3,124	2,967	2,194

Total current liabilities	93,546	116,818	101,359
Long-term portion of Credit facility	142,090	166,556	169,895
Senior Subordinated Notes	99,587	99,544	99,503
Pension obligation	7,974	5,840	—
Other liabilities	7,775	7,613	7,050
Deferred income taxes	1,241	989	1,125
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value. Authorized 28,500,00 shares; Issued and outstanding 20,302,995 shares	20	20	20
Additional paid in capital	68,874	68,874	68,874
Accumulated other comprehensive income (loss)	(6,524)	(7,231)	543
Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)	(62,076)
Retained earnings (deficit)	(77,881)	(74,103)	(67,669)

Total stockholders’ equity (deficit)	(77,587)	(74,516)	(60,308)

	$274,626	$322,844	$318,624

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(in thousands)		(in thousands)
Net sales	$115,752	$131,912	$231,052	$249,254
Cost of sales	82,858	99,599	165,751	188,491

Gross profit	32,894	32,313	65,301	60,763
Selling and administrative expenses	27,494	26,908	55,326	52,041
Restructuring costs	1,730	—	1,609	1,787

Operating income	3,670	5,405	8,366	6,935
Other expense (income):
Interest expense	6,281	7,142	12,870	15,098
Gain on sale of business	—	—	—	(9,088)
Gain on retirement of debt	—	—	—	(22,388)
Other, net	(958)	723	(1,196)	(280)

	5,323	7,865	11,674	(16,658)

Income (loss) before income taxes, equity in earnings from joint venture, and cumulative effect of change in accounting principle	(1,653)	(2,460)	(3,308)	23,593
Income tax expense (benefit)	526	(2,009)	1,469	(3,434)
Equity in earnings from joint venture	(517)	(741)	(999)	(1,341)

Income (loss) before cumulative change in accounting principle	(1,662)	290	(3,778)	28,368
Cumulative effect of change in accounting principle	—	—	—	(79,838)

Net income (loss)	$(1,662)	$290	$(3,778)	$(51,470)

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED

	June 30,	June 30,
	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,778)	$(51,470)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	5,437	6,462
Amortization of debt related costs and other non-cash interest	3,337	3,291
Provision for (recovery of) doubtful accounts	(305)	557
Loss on disposal of assets	5	132
Gain on sale of business	—	(9,088)
Gain on retirement of debt	—	(22,388)
Cumulative effect of change in accounting principle	—	79,838
Deferred income taxes	—	(2,602)
Restructuring and other asset impairment charges	1,122	1,687
Pension plan settlement charge, net	1,335	—
Changes in operating assets and liabilities:
Accounts receivable	53,178	55,164
Inventories	(16,786)	(21,897)
Prepaid expenses and other current assets	(148)	(1,843)
Deposits and other assets	(1,249)	(2,466)
Accounts payable	(8,564)	8,394
Accrued expenses and other current liabilities	(14,035)	(4,699)
Accrued income taxes	113	38

Net cash provided by operating activities	19,662	39,110
Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	6,192	15,100
Distribution of earnings from joint venture	1,478	1,522
Purchases of property and equipment	(5,906)	(7,547)
Cash received from joint venture partner	293	—

Net cash provided by investing activities	2,057	9,075
Cash flows from financing activities:
Repayments of Credit Facility	(24,466)	(39,209)
Redemption of Senior Subordinated Notes	—	(11,549)
Debt issuance costs	—	(1,579)

Net cash used for financing activities	(24,466)	(52,337)
Effect of exchange rate changes on cash	707	(193)

Net decrease in cash and cash equivalents	(2,040)	(4,345)
Cash and cash equivalents, beginning of period	8,426	10,115

Cash and cash equivalents, end of period	$6,386	$5,770

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,713	$12,154
Cash paid for income taxes	$1,311	$425

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.     UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial information included in this Form 10-Q of The Holmes Group, Inc. (“THG” or the “Company”) for the periods ended June 30, 2003 and 2002 is unaudited. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed its audited consolidated financial statements for the year ended December 31, 2002 on Form 10-K which included all information and footnotes necessary for such presentation.

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

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities to ensure consistent reporting for contracts with comparable characteristics. The Company adopted FAS 149 on July 1, 2003 with no material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS 150 are effective immediately for all financial instruments entered into or modified after May 31, 2003. The Company adopted these provisions as of June 1, 2003 with no material impact on the Company’s financial position or results of operations. For all other instruments, the Standard goes into effect as of July 1, 2003, except for mandatorily redeemable financial instruments of a non-public entity, which is effective for existing or new contracts as of January 1, 2004. The Company is currently in process of assessing the impact of these provisions.

In May 2003 the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 01-08, “Determining Whether an Arrangement is a Lease,” which is intended to provided guidance in determining whether an arrangement should be considered a lease subject to the requirements of FAS 13, “Accounting for Leases.” The Task Force reached a consensus that the evaluation of whether an arrangement contains a lease within the scope of FAS 13 should be based on the substance of the arrangement using certain guidance specified in the consensus. EITF 01-08 is required to be applied to Company arrangements agreed or committed to, modified, or acquired in business combinations initiated after July 1, 2003. The Company is currently in process of assessing the impact of EITF 01-08.

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

4.     INVENTORIES

All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 93% of the inventories and the last-in, first-out method (LIFO) for the remaining 7% of the inventory. Inventories are as follows (in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002

Finished goods	$113,177	$95,789	$98,553
Raw materials	11,758	12,501	20,391
Work in process	2,274	2,312	2,075

	127,209	110,602	121,019
LIFO allowance	(187)	(366)	(425)

	$127,022	$110,236	$120,594

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

Approximately 655 employees were separated during the first six months of 2003 as a result of the facility closings. The Company expects to pay the remaining severance and facility exit costs which are accrued as of June 30, 2003 during the balance of fiscal 2003 and fiscal 2004. A reconciliation of the restructuring reserve activity for the six months ended June 30, 2003 is as follows:

	Employee	Facility Exit	Total
	Severance and	and Other	Accrued
	Relocation Costs	Costs	Restructuring

	(in thousands)
Balance at December 31, 2002	$3,631	$3,452	$7,083
Cash Payments	(3,033)	(1,087)	(4,120)
Adjustments	—	(214)	(214)

Balance at June 30, 2003	$598	$2,151	$2,749

During the first half of 2003, the Company incurred $1,609,000 of expenses associated with the 2002 restructuring actions which were not accrued at December 31, 2002 in accordance with Emerging Issues Task Force Issue No. 94-3. The restructuring expenses in the first six months of 2003 included a non-cash charge of $1,335,000 related to the Company’s pension plan for employees at the closed manufacturing facilities. This charge, which was accrued in accordance with the provisions of Financial Accounting Standards Board No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” includes a partial plan settlement of $1,665,000 due to lump sum benefits paid to terminated employees at the closed facilities, partially offset by a pension plan curtailment gain of $330,000 that was recorded in the first quarter of 2003. In addition, cost of sales in the first six months of 2003 includes $868,000 of unfavorable manufacturing variances incurred during the shutdown of the domestic facilities and $223,000 of freight costs associated with the transfer of distribution activities from Missouri to a new facility in California.

Assets held for sale in the consolidated balance sheet at June 30, 2003 includes $405,000 related to the facilities which were closed in January 2003. During the second quarter of 2003, the Company sold two facilities in Missouri and certain manufacturing equipment for cash proceeds of $6.2 million. While there was no significant gain or loss related to these asset sales, restructuring charges in the second quarter of 2003 were reduced by $214,000 as actual facility exit costs were lower than the amounts accrued at December 31, 2002. The Company expects to sell the majority of the remaining assets in the second half of 2003.

On January 14, 2002, the Company sold substantially all of the assets of its Pollenex® division, which marketed personal care products, for approximately $15.1 million. The cash proceeds received in this transaction exceeded the net assets of the business, which consisted primarily of inventory and property and equipment, by approximately $9.5 million, resulting in a gain during 2002. In the first half of 2002, other income in the consolidated statement of operations included a gain of $9.1 million related to this transaction.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002

Revolving Credit Facility	$69,109	$84,209	$83,009
Term Loan A due February 2005	10,443	15,397	19,332
Term Loan B due February 2007	71,616	76,028	76,332

Total Credit Facility	151,168	175,634	178,673
9 7/8% Senior Subordinated Notes, net of unamortized discount, due November 15, 2007	99,587	99,544	99,503

Total Debt	250,755	275,178	278,176
Less current maturities of Credit Facility	(9,078)	(9,078)	(8,778)

	$241,677	$266,100	$269,398

Credit Facility

Under the Fifth Amendment to the Company’s Credit Facility, which was executed in March 2002, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B is supported by the guarantee of investment funds managed by Berkshire Partners, the Company’s majority shareholder. The maturity date of Revolving Credit Loan B is July 1, 2004. The maturity date of Revolving Credit Loan A is February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. Actual availability under these Revolving Credit facilities is subject to a borrowing base formula based on inventory and accounts receivable.

In connection with the Fifth Amendment, the Company entered into a guarantee fee arrangement with Berkshire Partners which provides for a fee of 2.25% per annum, compounded annually, on the $40 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan is calculated at 20% per annum, compounded annually. At June 30, 2003, the subordinated debt funding loan totaled $12.8 million. The guarantee fees have not been paid, but have been accrued and are included as non-cash interest in the statement of operations for 2002 and 2003. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

As of June 30, 2003, December 31, 2002 and June 30, 2002, the Company’s availability under the revolving credit portions of the Credit Facility was $46 million, $62.7 million and $41.2 million, respectively, net of outstanding letters of credit. The Credit Facility bears interest at variable rates based on either the prime rate or Eurodollar rate at the Company’s option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending upon certain financial ratios. The weighted average interest rate of borrowings under the Credit Facility was 5.3% at June 30, 2003, 5.6% at December 31, 2002 and 5.8% at June 30, 2002. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are collateralized by substantially all of the Company’s domestic and certain foreign assets.

Senior Subordinated Notes

The Company’s Senior Subordinated Notes were issued as part of a recapitalization transaction in 1997 ($105 million) and to partially finance the Rival acquisition in 1999 ($31.3 million). The Notes, which are due November 15, 2007, are subordinated to the Company’s other debt, including the Credit Facility.

In conjunction with the Fifth Amendment of the Credit Facility, as described above, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B described above. The Notes repurchased were retired and cancelled. This transaction resulted in a gain on the early retirement of debt totaling $22.4 million, which has been reflected in the consolidated statement of operations for the six months ended June 30, 2002. This gain is net of approximately $1.9 million of debt issuance costs, $0.3 million of debt issuance discount associated with the Senior Subordinated

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Notes and $0.1 million of transaction fees. A provision for income taxes was not recorded in connection with this transaction as the Company has offset the gain with available net operating loss carry forwards. In accordance with the provisions of FAS 145, this gain, which was originally reported as an extraordinary item in 2002, has been reclassified as a component of other income in the statement of operations. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

7.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net earnings and foreign currency translation as presented in the following table (in thousands):

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss)	$(1,662)	$290	$(3,778)	$(51,470)
Foreign currency translation adjustments	408	403	707	545

Comprehensive income (loss)	$(1,254)	$693	$(3,071)	$(50,925)

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

Summary financial information for each reportable segment for the three month and six month periods ended June 30, 2003 and 2002 is as follows (in thousands):

	Consumer				Consolidated
	Durables	Far East	International	Eliminations	Total

Three Months Ended
June 30, 2003:
Net sales	$95,245	$65,474	$14,899	$(59,866)	$115,752
Segment income (loss)	(6,219)	4,207	34	316	(1,662)
June 30, 2002:
Net sales	$114,114	$80,558	$13,558	$(76,318)	$131,912
Segment income (loss)	(4,879)	5,692	272	(795)	290
Six Months Ended
June 30, 2003:
Net sales	$191,561	$148,236	$28,630	$(137,375)	$231,052
Segment income (loss)	(12,685)	8,493	275	139	(3,778)
June 30, 2002:
Net sales	$217,224	$151,941	$23,349	$(143,260)	$249,254
Segment income (loss)	17,696	11,450	412	(1,190)	28,368

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

In 2002, income for the Consumer Durables segment includes the gains of $22,388,000 related to the repurchase of the Company’s Senior Subordinated Notes and $9,088,000 realized on the sale of the Pollenex® business, but excludes the goodwill impairment charge of $79,838,000 related to the adoption of FAS 142.

The following information is summarized by geographic area (in thousands):

	United
	States	Far East	International	Consolidated Total

Net Sales:
Three months ended June 30, 2003	$94,550	$6,513	$14,689	$115,752
Three months ended June 30, 2002	114,114	4,240	13,558	131,912
Six months ended June 30, 2003	189,972	13,006	28,074	231,052
Six months ended June 30, 2002	217,224	8,681	23,349	249,254
Long-lived assets:
June 30, 2003	10,089	34,041	456	44,586
December 31, 2002	16,226	33,028	495	49,749
June 30, 2002	40,224	32,782	553	73,559

Net sales are grouped based on the geographic origin of the transaction. The Company’s manufacturing entities in the Far East sell completed products to the subsidiaries of The Holmes Group at intercompany transfer prices which reflect management’s estimate of amounts which would be charged by an unrelated third party. These sales are excluded from the above table and are eliminated in consolidation. The remaining Far East sales are to the Company’s motor manufacturing joint venture with General Electric or to unrelated third parties.

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

The Company’s stock-based compensation plan is described fully in Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2002, as contained in the Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following table provides the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Reported net income (loss)	$(1,662)	$290	$(3,778)	$(51,470)
Stock-based employee compensation included in net loss	—	—	—	—
Stock-based employee compensation determined under the fair value method for all awards	(271)	(291)	(546)	(582)

Pro forma net loss	$(1,933)	$(1)	$(4,324)	$(52,052)

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

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Warranty costs, representing the value of replacement goods sent to consumers making warranty claims, are expensed as incurred. The Company maintains a warranty reserve for consumer claims in process at the end of the period. A reconciliation of the warranty reserve for the six months ended June 30, 2003 is as follows (in thousands):

Balance at beginning of period	$375
Accruals for warranties issued during period	312
Settlements made during the period	(108)

Balance at end of period	$579

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

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT JUNE 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,679	$(488)	$4,195	—	$6,386
Accounts receivable, net	12,519	36,290	25,249	—	74,058
Inventories	40,473	50,090	41,769	$(5,310)	127,022
Prepaid expenses and other current assets	2,415	58	1,370		3,843
Deferred income taxes	4,689	378	—		5,067
Due from affiliates	283,283	89	88,497	(371,869)	—

Total current assets	346,058	86,417	161,080	(377,179)	216,376

Assets held for sale	—	405	—	—	405
Property and equipment, net	9,183	205	33,656	—	43,044
Deposits and other assets	5,534	1	840	(5,213)	1,162
Debt issuance costs, net	7,683	—	—	—	7,683
Deferred income taxes	5,513	443	—	—	5,956
Investment in consolidated subsidiaries	23,159	—	3,701	(26,860)	—

	$397,130	$87,471	$199,277	$(409,252)	$274,626

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,405	559	34,952	(5,213)	35,703
Current portion of Credit Facility	9,078	—	—	—	9,078
Accrued income taxes	3,135	(1,271)	5,654	—	7,518
Deferred income taxes	(2,144)	2,582	2,686	—	3,124
Accrued expenses and other current liabilities	18,950	11,390	7,783	—	38,123
Due to affiliates	199,784	142,105	33,681	(375,570)	—

Total current liabilities	234,208	155,365	84,756	(380,783)	93,546

Long-term portion of Credit facility	142,090	—	—	—	142,090
Long-term debt	99,587	—	—	—	99,587
Pension obligation	200	7,774	—	—	7,974
Other long-term liabilities	—	—	7,775	—	7,775
Deferred income taxes	(1,368)	861	1,748	—	1,241
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(6,524)	—	517	(517)	(6,524)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(77,881)	(76,531)	100,671	(24,140)	(77,881)

Total stockholders’ equity (deficit)	(77,587)	(76,529)	104,998	(28,469)	(77,587)

	$397,130	$87,471	$199,277	$(409,252)	$274,626

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2002 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,599	$(488)	$6,315	—	$8,426
Accounts receivable, net	21,383	77,428	29,598	—	128,409
Inventories	30,357	53,394	31,935	$(5,450)	110,236
Prepaid expenses and other current assets	2,360	237	2,220	—	4,817
Deferred income taxes	4,689	378	—	—	5,067
Due from affiliates	283,734	89	84,673	(368,496)	—

Total current assets	345,122	131,038	154,741	(373,946)	256,955

Assets held for sale	—	6,466	—	—	6,466
Property and equipment, net	9,073	238	33,135	—	42,446
Deposits and other assets	5,212	1	515	(4,891)	837
Debt issuance costs, net	10,184	—	—	—	10,184
Deferred income taxes	5,513	443	—	—	5,956
Investment in consolidated subsidiaries	16,247	—	3,701	(19,948)	—

	$391,351	$138,186	$192,092	$(398,785)	$322,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	4,604	7,709	36,845	(4,891)	44,267
Current portion of Credit Facility	9,078	—	—	—	9,078
Accrued income taxes	3,543	(1,074)	4,936	—	7,405
Deferred income taxes	(1,892)	2,582	2,277	—	2,967
Accrued expenses and other current liabilities	28,741	17,846	6,514	—	53,101
Due to affiliates	156,324	178,249	37,624	(372,197)	—

Total current liabilities	200,398	205,312	88,196	(377,088)	116,818

Long-term portion of Credit Facility	166,556	—	—	—	166,556
Senior Subordinated Notes	99,544	—	—	—	99,544
Pension obligation	—	5,840	—	—	5,840
Other liabilities	—	—	7,613	—	7,613
Deferred income taxes	(631)	861	759	—	989
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	(7,231)	—	(189)	189	(7,231)
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(74,103)	(73,829)	91,903	(18,074)	(74,103)

Total stockholders’ equity (deficit)	(74,516)	(73,827)	95,524	(21,697)	(74,516)

	$391,351	$138,186	$192,092	$(398,785)	$322,844

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,974	$(489)	$4,285	—	$5,770
Accounts receivable, net	14,654	49,742	19,672	—	84,068
Inventories	34,477	64,690	27,501	$(6,074)	120,594
Prepaid expenses and other current assets	1,633	5,433	2,681	—	9,747
Deferred income taxes	600	4,649	—	—	5,249
Due from affiliates	283,283	89	81,464	(364,836)	—

Total current assets	336,621	124,114	135,603	(370,910)	225,428

Assets held for sale	—	6,288	—	—	6,288
Property and equipment, net	9,978	20,064	32,382	—	62,424
Deposits and other assets	6,242	2,543	953	(4,891)	4,847
Debt issuance costs, net	13,863	—	—	—	13,863
Deferred income taxes	5,774	—	—	—	5,774
Investment in consolidated subsidiaries	22,651	—	3,700	(26,351)	—

	$395,129	$153,009	$172,638	$(402,152)	$318,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,833	3,752	38,926	(4,891)	45,620
Current portion of Credit Facility	8,778	—	—	—	8,778
Accrued income taxes	(859)	3,216	4,138	—	6,495
Deferred income taxes	114	—	2,080	—	2,194
Accrued expenses and other current liabilities	15,403	16,127	6,742	—	38,272
Due to affiliates	157,504	184,577	26,455	(368,536)	—

Total current liabilities	188,773	207,672	78,341	(373,427)	101,359

Long-term portion of Credit facility	169,895	—	—	—	169,895
Long-term debt	99,503	—	—	—	99,503
Pension obligation	—	—	—	—	—
Other long-term liabilities	—	—	7,050	—	7,050
Deferred income taxes	(2,734)	3,859	—	—	1,125
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,800	(3,800)	—
Additional paid in capital	68,874	—	—	—	68,874
Accumulated other comprehensive income	543	—	383	(383)	543
Treasury stock	(62,076)	—	—	—	(62,076)
Retained earnings (deficit)	(67,669)	(58,524)	83,064	(24,540)	(67,669)

Total stockholders’ equity (deficit)	(60,308)	(58,522)	87,247	(28,725)	(60,308)

	$395,129	$153,009	$172,638	$(402,152)	$318,624

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$29,939	$64,401	$80,373	$(58,961)	$115,752
Cost of sales	23,271	49,040	69,824	(59,277)	82,858

Gross profit	6,668	15,361	10,549	316	32,894

Selling and administrative expenses	6,721	15,005	5,768	—	27,494
Restructuring costs	—	1,730	—	—	1,730

Operating income (loss)	(53)	(1,374)	4,781	316	3,670

Other expense (income):
Interest expense	6,278	4	(1)	—	6,281
Other, net	(482)	(516)	40	—	(958)

	5,796	(512)	39	—	5,323

Income (loss) before income taxes and equity in earnings from joint venture	(5,849)	(862)	4,742	316	(1,653)
Income tax expense	26	—	500	—	526
Equity in earnings from joint venture	(517)	—	—	—	(517)

Income (loss) before equity in income of consolidated subsidiaries	(5,358)	(862)	4,242	316	(1,662)
Equity in income of consolidated subsidiaries	3,696	—	—	(3,696)	—

Net income (loss)	$(1,662)	$(862)	$4,242	$(3,380)	$(1,662)

THE HOLMES GROUP, INC.

CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$69,672	$119,744	$176,866	$(135,230)	$231,052
Cost of sales	54,803	92,189	154,128	(135,369)	165,751

Gross profit	14,869	27,555	22,738	139	65,301

Selling and administrative expenses	15,028	29,350	10,948	—	55,326
Restructuring costs	—	1,609	—	—	1,609

Operating income (loss)	(159)	(3,404)	11,790	139	8,366

Other expense (income):
Interest expense	12,875	4	(9)	—	12,870
Other, net	(1,120)	(706)	630	—	(1,196)

	11,755	(702)	621	—	11,674

Income (loss) before income taxes and equity in earnings from joint venture	(11,914)	(2,702)	11,169	139	(3,308)
Income tax expense (benefit)	(931)	—	2,400	—	1,469
Equity in earnings from joint venture	(999)	—	—	—	(999)

Income (loss) before equity in income of consolidated subsidiaries	(9,984)	(2,702)	8,769	139	(3,778)
Equity in income of consolidated subsidiaries	6,206	—	—	(6,206)	—

Net income (loss)	$(3,778)	$(2,702)	$8,769	$(6,067)	$(3,778)

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$34,609	$79,505	$94,116	(76,318)	$131,912
Cost of sales	33,585	58,314	83,223	(75,523)	99,599

Gross profit (loss)	1,024	21,191	10,893	(795)	32,313

Selling and administrative expenses	16,862	5,151	4,895	—	26,908
Restructuring costs	—	—	—	—	—

Operating income (loss)	(15,838)	16,040	5,998	(795)	5,405

Other expense (income):
Interest expense	7,153	(8)	(3)	—	7,142
Gain on sale of business	—	—	—	—	—
Gain on retirement of debt	—	—	—	—	—
Other, net	757	(642)	608	—	723

	7,910	(650)	605	—	7,865

Income (loss) before income taxes and equity in earnings from joint venture	(23,748)	16,690	5,393	(795)	(2,460)
Income tax expense (benefit)	(2,583)	125	449	—	(2,009)
Equity in earnings from joint venture	(741)	—	—	—	(741)

Income (loss) before equity in income of consolidated subsidiaries	(20,424)	16,565	4,944	(795)	290
Equity in income of consolidated subsidiaries	20,714	—	—	(20,714)	—

Income (loss) before change in accounting	290	16,565	4,944	(21,509)	290
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$290	$16,565	$4,944	$(21,509)	$290

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$75,746	$141,478	$175,290	$(143,260)	$249,254
Cost of sales	70,160	106,584	153,817	(142,070)	188,491

Gross profit (loss)	5,586	34,894	21,473	(1,190)	60,763

Selling and administrative expenses	30,376	12,054	9,611		52,041
Restructuring costs	—	1,787	—	—	1,787

Operating income (loss)	(24,790)	21,053	11,862	(1,190)	6,935

Other expense (income):
Interest expense	15,077	27	(6)	—	15,098
Gain on sale of business	—	(9,088)	—	—	(9,088)
Gain on retirement of debt	(22,388)	—	—	—	(22,388)
Other, net	560	(613)	(227)	—	(280)

	(6,751)	(9,674)	(233)	—	(16,658)

Income (loss) before income taxes and equity in earnings from joint venture	(18,039)	30,727	12,095	(1,190)	23,593
Income tax expense (benefit)	(2,583)	(2,258)	1,407	—	(3,434)
Equity in earnings from joint venture	(1,341)	—	—	—	(1,341)

Income (loss) before equity in income of consolidated subsidiaries	(14,115)	32,985	10,688	(1,190)	28,368
Equity in income of consolidated subsidiaries	(37,355)	—	—	37,355	—

Income (loss) before change in accounting	(51,470)	32,985	10,688	36,165	28,368
Cumulative effect of change in accounting principle	—	(79,838)	—	—	(79,838)

Net income (loss)	$(51,470)	$(46,853)	$10,688	$36,165	$(51,470)

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$(28,772)	$40,733	$7,701	$19,662

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	6,192	—	6,192
Distribution of earnings from joint venture	1,478	—	—	1,478
Purchases of property and equipment	(1,102)	—	(4,804)	(5,906)
Cash received from joint venture partner	293	—	—	293

Net cash provided by (used for) investing activities	669	6,192	(4,804)	2,057

Cash flows from financing activities:
Repayments of Credit Facility	(24,466)	—	—	(24,466)
Other activity with Parent, net	52,649	(46,925)	(5,724)	—

Net cash provided by (used for) financing activities	28,183	(46,925)	(5,724)	(24,466)

Effect of exchange rate changes on cash	—	—	707	707
Net increase (decrease) in cash and cash equivalents	80	—	(2,120)	(2,040)
Cash and cash equivalents, beginning of period	2,599	(488)	6,315	8,426

Cash and cash equivalents, end of period	$2,679	$(488)	$4,195	$6,386

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$17,974	$2,874	$18,262	$39,110

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	15,100	—	15,100
Distribution of earnings from joint venture	1,522	—	—	1,522
Purchases of property and equipment	(3,354)	(718)	(3,475)	(7,547)

Net cash provided by (used for) investing activities	(1,832)	14,382	(3,475)	9,075

Cash flows from financing activities:
Repayments of Credit Facility	(39,209)	—	—	(39,209)
Other activity with Parent, net	34,086	(19,057)	(15,029)	—
Redemption of Senior Subordinated Notes	(11,549)	—	—	(11,549)
Debt issuance costs	(1,579)	—	—	(1,579)

Net cash used for financing activities	(18,251)	(19,057)	(15,029)	(52,337)

Effect of exchange rate changes on cash	—	—	(193)	(193)
Net increase (decrease) in cash and cash equivalents	(2,109)	(1,801)	(435)	(4,345)
Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$1,974	$(489)	$4,285	$5,770

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen electric appliances. The Company’s financial information includes the results of The Rival Company since its acquisition on February 5, 1999. Our home environment products include fans, heaters, humidifiers and air purifiers. Our kitchen appliances include Crock-Pot® slow cookers, roaster ovens, skillets, and deep fryers, vacuum food sealers and other similar small kitchen electric appliances. Our products are sold under the Holmes®, Rival®, Crock-Pot®, White Mountain®, Bionaire®, Patton®, Family Care® and Titan® brand names. We also sell products to certain retailers under licensed brand names, including General Electric®, Sunbeam® and Halls®. Our products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drug store chains.

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

A summary of the risks and uncertainties which may affect our future performance is presented below. Our Form 10-K for the year ended December 31, 2002 includes a more detailed discussion of the “risk factors” affecting our business. Risks and uncertainties are detailed from time to time in periodic reports filed by the Company with the SEC, including Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K and the Company’s most recent Registration Statement on Form S-4 (File No. 333-77905).

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

Risks and uncertainties that may affect future performance include, among others, the following:

•	Our degree of leverage and continued compliance with debt covenants.

•	Our ability to obtain adequate financing to replace the revolving credit facility expiring in 2004.

•	Our dependence on major customers and key employees.

•	Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

•	The bankruptcy or loss of any major retail customer or supplier.

•	Weakness in the U.S. retail market.

•	The financial condition of the retail industry.

•	The infringement or loss of our rights with respect to patents and trademarks related to our products.

•	Fluctuations in cost and availability of raw materials and components.

•	Product recalls and product liability claims against us or other regulatory actions.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

•	Changes in demand for the Company’s products.

•	Changing conditions in foreign countries.

•	An extended interruption in the operation of our manufacturing facilities in China.

•	Changes in trade relations with China.

•	Potential disruption in our supply chain due to health concerns relating to the disease known as severe acute respiratory syndrome or other related illnesses.

•	Currency fluctuations in our international operations.

•	Difficulties in implementing and maintaining new computer systems.

•	Changes in retailer inventory management or failure of our order processing and logistical systems.

•	Interruptions in data and communications systems.

•	Our ability to develop new and innovative products and customer acceptance of such products.

•	Seasonality of our operating results.

•	Competition with other large companies that produce similar products.

•	The success of our marketing and promotional programs.

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

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

RESULTS OF OPERATIONS

The following table presents our operating results for the three and six month periods ended June 30, 2003 and 2002 as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.6%	75.5%	71.7%	75.6%

Gross profit	28.4%	24.5%	28.3%	24.4%
Selling and administrative expenses	23.7%	20.4%	24.0%	20.9%

Operating income before restructuring costs	4.7%	4.1%	4.3%	3.5%
Restructuring costs	1.5%	0.0%	0.7%	0.7%

Operating profit	3.2%	4.1%	3.6%	2.8%
Interest expense	5.4%	5.4%	5.6%	6.1%
Other expense (income), net	(0.8)%	0.5%	(0.6)%	(0.1)%
Gain on retirement of debt	—	—	—	(9.0)%
Gain on sale of business	—	—	—	(3.6)%
Income tax expense (benefit)	0.4%	(1.4)%	0.6%	(1.5)%
Equity in earnings from joint venture	(0.4)%	(0.6)%	(0.4)%	(0.5)%

Income (loss) before cumulative effect of accounting change	(1.4)%	0.2%	(1.6)%	11.4%

Comparison of Three Months Periods Ended June 30, 2003 and June 30, 2002

Net Sales

During the second quarter of 2003, net sales decreased $16.2 million or 12.3% from the sales level in the comparable period of fiscal 2002. The lower revenues occurred in both the kitchen appliance and home environment businesses as 2003 sales in these categories were below last year by 10% and 23%, respectively, due to the generally weak retail selling environment in the second quarter of 2003. Sales of home environment products in 2003 were also negatively impacted by competitive conditions in the fan product line and by the generally cool weather in the spring season. International sales in the second quarter of 2003 increased $3.4 million or 19.1% from the 2002 level due to favorable trends in Canada and Europe and increased motor sales to the Company’s joint venture with General Electric.

Gross Profit

Despite the lower net sales level in the period, gross profit during the second quarter of 2003 increased $0.6 million or 1.8% above the 2002 level. The Company’s gross profit percent improved 3.9 percentage points during the second quarter to 28.4% in 2003 as compared to 24.5% in 2002. The improved profitability in the second quarter of 2003 was driven by the kitchen appliance business, building on the trends established during the second half of 2002 as well as benefiting from the transfer of production to lower cost resources in the Far East. The Company completed the shutdown of its domestic manufacturing operations in January 2003. Unfavorable manufacturing variances related to the closed facilities totaled $1.3 million or 1% of net sales in the 2002 second quarter.

Selling and Administrative Expenses

In the second quarter of 2003, operating expenses increased $0.6 million or 2.2% above the comparable period in 2002. These expenses represented 23.7% of net sales in 2003 compared to 20.4% in 2002. Expenses in the second quarter of 2003 included a non-cash impairment charge of $1.1 million as the Company re-evaluated its plan to use available trade credits to procure advertising media for its consumer advertising campaign in the second half of 2003. This charge was partially offset by a bad debt recovery of $0.9 million related to the Kmart bankruptcy. Operating expenses in 2003 also included higher freight costs and increased warehousing costs as the Company transitioned its midwest distribution operations to a new facility in California.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Restructuring Costs

During the second quarter of 2003, the Company incurred $1.7 million of restructuring costs associated with the facility closings that were announced in 2002. The restructuring amount included a non-cash charge of $1.7 million related to a partial plan settlement of its defined benefit pension plan due to the closing of its domestic manufacturing facilities. Other restructuring costs incurred in the second quarter of 2003 were offset by a favorable accrual adjustment of $0.2 million as facility exit costs were lower than anticipated due to the prompt sale of two closed facilities.

Interest Expense and Other Income

During the second quarter of 2003, interest expense decreased $0.9 million from the comparable period of 2002 due to lower interest rates and the repurchase of $36.2 million of the Company’s Senior Subordinated Notes in March 2002. Other income increased earnings by $1.0 million in the second quarter of 2003 due primarily to foreign exchange gains related to international operations.

Income Taxes

During the second quarter of 2003, the Company recorded income tax expense of $0.5 million compared to tax benefits of $2.0 million in 2002. The 2003 tax expense was primarily related to the taxable profits of foreign operations. The 2002 tax benefits included the effect of additional net operating loss carrybacks which were made possible by 2002 tax law changes in the United States.

Equity in Earnings from Joint Venture

The Company’s share of the earnings of its joint venture with General Electric totaled $0.5 million in the second quarter of 2003 down $0.2 million, or 30.2% from the 2002 earnings level.

Net Loss

The Company incurred a net loss of $1.7 million in the second quarter of 2003 compared to net income of $0.3 million in the 2002 second quarter as restructuring charges and increased income taxes in 2003 adversely affected the comparison with last year’s results.

EBITDA

The table below includes non-GAAP financial information to provide a better understanding of the Company’s results and the trends from which to measure performance. EBITDA, which includes our share of our joint venture’s earnings, represents income before interest expense, income tax expense (benefit) and depreciation and amortization. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles (GAAP), or as a measure of a company’s profitability or liquidity. Additionally, our calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. A reconciliation between operating income presented in accordance with GAAP in the consolidated statements of operations and EBITDA, along with the restructuring charges and certain significant items which impacted results for the three months ended June 30, 2003 and 2002 is as follows:

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

	Three Months Ended

	June 30, 2003	June 30, 2002

Operating income – GAAP	$3,670	$5,405
Depreciation and amortization, net	2,490	2,582
Other income (expense)	958	(723)
Equity in earnings from joint venture	517	741

EBITDA	$7,635	$8,005

Restructuring and certain significant income (expense) items included in EBITDA:
Pension plan settlement charge	(1,665)	—
Other restructuring costs, net	(65)	—
Kmart bad debt recovery	904	—
Trade credit asset impairment	(1,122)	—
Credit Facility amendment costs	—	(135)

	$(1,948)	$(135)

Comparison of Six Month Periods Ended June 30, 2003 and June 30, 2002

Net Sales

During the first six months of 2003, net sales decreased $18.2 million or 7.3% below the sales level in the comparable period of fiscal 2002. The kitchen appliance product line posted a 10% sales decline due to the generally weak retail selling environment in the first half of 2003. Sales of home environment products in the first six months of 2003 were also below last year, down 13% from the sales level in the first half of 2002. A decline in the fan category due to unseasonably cool weather and competitive conditions was the most significant factor leading to the lower sales. International sales in the first half of 2003 increased $9.1 million or 28.4% from the 2002 level due to favorable trends in Canada and Europe and increased motor sales to the Company’s joint venture with General Electric.

Gross Profit

Despite the sales decline, gross profit in the first six months of 2003 increased $4.5 million or 7.5% from the gross profit earned in the first half of 2002. The Company’s gross profit percent improved 3.9 percentage points during the first half to 28.3% in 2003 as compared to 24.4% in 2002. The profitability of the kitchen appliance business improved in the first half of 2003 as the transfer of production to China started to impact manufacturing costs during the second quarter of 2003. While the profitability of the home environment business in the first six months of 2003 was slightly below 2002 levels, the majority of the decline in gross profit percent was caused by the more aggressive disposal of discontinued products. The closure of the Company’s domestic manufacturing facilities in January 2003 contributed to the improvement in gross profit percent during 2003 as unfavorable manufacturing variances totaled $0.9 million or 0.4% of net sales in the first six months of 2003 compared to variances of $2.7 million or 1.1% of net sales in 2002.

Selling and Administrative Expenses

During the first six months of 2003, selling and administrative expenses increased $3.3 million or 6.3% from operating expenses in the comparable period of 2002. As a percent to net sales, operating expenses represented 24% of sales in 2003 compared to 20.9% in the first half of 2002. Expenses in 2003 included $0.8 million related to increased spending on new product development efforts, additional freight costs of $1 million and $0.5 million in higher distribution and warehousing costs. In the first six months of 2002, operating costs included $2.3 million of expenses associated with the implementation of a new computer system.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Restructuring Costs

In the first six months of 2003, restructuring costs totaled $1.6 million, 10% below the restructuring charges included in the 2002 period. The restructuring costs in 2003 included $1.3 million of non-cash settlement charges related to the Company’s pension plan as a result of the facility closings in 2002. During the first six months of 2003, the Company paid $4.1 million in employee severance and facility exit costs, reducing the reserves which were established in the fourth quarter of 2002.

Interest Expense and Other Income

During the first six months of 2003, interest expense was $2.2 million lower than in the comparable period of 2002 due to lower interest rates and the repurchase of $36.2 million of the Company’s Senior Subordinated Notes in March 2002. Other income in 2003 was significantly lower than the first six months of 2002 as last year’s amount included a $9.1 million gain on the sale of the Company’s Pollenex® business in January 2002 and a gain of $22.4 million related to the repurchase of Senior Subordinated Notes.

Income Taxes

During the first half of 2003, the Company recorded income tax expense of $1.5 million compared to tax benefits of $3.4 million in 2002. The 2003 tax expense was primarily related to the taxable profits of foreign operations. The 2002 tax benefits included the effect of additional net operating loss carrybacks which were made possible by 2002 tax law changes in the United States.

Equity in Earnings from Joint Venture

The Company’s share of the earnings of its joint venture with General Electric totaled $1 million in the first six months of 2003, down $0.3 million or 25.5% from the 2002 earnings level.

Cumulative Effect of Accounting Change

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. In connection with adopting this standard, the Company, assisted by independent valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of this testing indicated that the carrying values of the goodwill asset for both the home environment and kitchen reporting units significantly exceeded the estimated fair value of the units as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. Accordingly, a non-cash impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $79.8 million on a before and after-tax basis.

Net Loss

The Company incurred a net loss of $3.8 million in the first six months of 2003 compared to a net loss of $51.5 million in the 2002 first half. The 2002 loss included the goodwill impairment charge of $79.8 million and one-time gains of $31.5 million related to the Pollenex® and debt retirement transactions described above.

EBITDA

The table below includes non-GAAP financial information to provide a better understanding of the Company’s results and the trends from which to measure performance. EBITDA, which includes our share of our joint venture’s earnings, represents income before interest expense, income tax expense (benefit) and depreciation and amortization. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles (GAAP), or as a measure of a company’s profitability or liquidity. Additionally, our calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. A reconciliation between operating income presented in accordance with GAAP in the consolidated statements of operations and EBITDA, along with the restructuring charges and certain significant items for the six months ended June 30, 2003 and 2002 is as follows:

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

	Six Months Ended

	June 30, 2003	June 30, 2002

Operating Income – GAAP	$8,366	$6,935
Depreciation and amortization, net	4,927	5,984
Other income	1,196	31,756
Equity in earnings from joint venture	999	1,341

EBITDA	$15,488	$46,016

Restructuring and certain significant income (expense) items included in EBITDA:
Pension plan settlement charge	(1,335)	—
Other restructuring costs, net	(274)	(1,787)
Gain of sale of business	—	9,088
Gain on retirement of debt	—	22,388
Kmart bad debt recovery	904	—
Trade credit asset impairment	(1,122)	—
Credit Facility amendment costs	(18)	(379)

	$(1,845)	$29,310

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows

Following our recapitalization transaction in November 1997 and the acquisition of the Rival business in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under our Credit Facility. Our primary liquidity requirements are for working capital, to fund capital expenditures and to service our indebtedness. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the amended Credit Facility will be sufficient to meet our liquidity needs for the next twelve months.

The Company’s $40 million Revolving Credit Loan B, which is supported by the guarantee of Berkshire Partners, the Company’s majority shareholder, matures on July 1, 2004. While the maturity date of the Company’s $131 million Revolving Credit Loan A is February 5, 2005, the commitment terminates on July 1, 2004 unless otherwise approved by a majority of the lenders. We intend to refinance our borrowing arrangements during the first six months of 2004.

The Company’s cash and cash equivalents decreased to $6.4 million at June 30, 2003, from $8.4 million at December 31, 2002. Cash provided by operations for the six months ended June 30, 2003 and 2002 was $19.7 million and $39.1 million, respectively. For the six months ended June 30, 2003, operating earnings, adjusted for non-cash items, improved to $7.2 million as compared to adjusted operating earnings of $6.4 million in the comparable period of 2002. Changes in other operating assets and liabilities provided $12.5 million of cash in the six months of 2003 compared to $32.7 million in 2002. Inventory levels at June 30, 2003 totaled $127 million, an increase of $6.4 million or 5.3% over the same period of 2002. While the increased inventory levels in 2003 included higher quantities of slow cookers and ice cream freezers to help insure a smooth transition to Far East production, the inventory increase at the end of the second quarter in 2003 was also impacted by lower demand due to generally slow retail selling conditions. Accounts receivable balances decreased from the year ago levels, down $10 million or 11.9% from the accounts receivable amount at June 30, 2002. Days sales outstanding (DSO) at June 30, 2003, stood at 58 days, unchanged from the DSO statistic in June 2002. During the first quarter of 2003, the Company also expended $4.1 million of cash related to severance and other facility exit costs which were accrued as restructuring charges at December 31, 2002.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (CONTINUED)

Cash provided by investing activities during the six months ended June 30, 2003 was $2.1 million compared to $9.1 million of cash provided in 2002. The 2002 amount includes $15.1 million in proceeds received in connection with the sale of the Pollenex business in January 2002. During the second quarter of 2003, the Company received cash proceeds of $6.2 million from the sale of real estate and equipment that was formerly used in the Company’s domestic manufacturing operations which were closed in January 2003. The Company used $4.8 million of these cash proceeds to reduce outstanding borrowings under the Credit Facility’s term loans. The Company invested $5.9 million in capital expenditures for property and equipment during 2003 compared to capital expenditures of $7.5 million in the first six months of 2002. The Company expects to spend approximately $15 million on capital expenditures in 2003, primarily related to the expansion of our China manufacturing facilities, the implementation of computer systems and on-going tooling costs to support product development needs.

Cash used for financing activities for the six months ended June 30, 2003 and 2002 was $24.5 million and $52.3 million, respectively. Cash used for financing in 2003 and 2002 reflected repayments on the Revolving Credit Facility using cash flow from operations and also, in the 2002 first quarter, the repurchase of a portion of the outstanding Senior Subordinated Notes and debt issuance costs associated with the March 2002 Credit Facility amendment.

Financing Arrangements

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

During the first six months of 2003, the weighted average borrowings outstanding under the Revolving Credit Facility totaled $71.4 million, 2% below the average outstanding borrowings of $72.8 million in the comparable period of 2002. As of June 30, 2003, our availability was $46 million, net of outstanding letters of credit totaling $7.1 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the Term Loan A and the Revolving Credit Facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

In conjunction with the Fifth Amendment to the Credit Facility in March 2002, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose. As of June 30, 2003, $99.6 million of Senior Subordinated Notes were outstanding. Total debt at June 30, 2003 amounted to $250.8 million, down $27.4 million or 9.8% from the level of debt outstanding at June 30, 2002. Over the past two years, the Company has repaid or retired $109.4 million of debt, reducing total debt by 30% from the $360.2 million of debt outstanding at June 30, 2001.

The Credit Facility, as amended, and the Notes Indentures include certain financial and operating covenants which, among other things, restrict our ability to incur additional indebtedness, make investments and take certain other actions. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be impacted by general economic conditions and other factors, including those described under the caption “Forward Looking Statements”.

In April 2003, the Company entered into an agreement with a financial institution covering the sale of accounts receivable from certain customers, including Kmart Corporation. These arrangements are strictly for the purpose of insuring selected receivables. The Company pays fees based upon a percentage of the gross amount of each receivable purchased by the financial institution. In certain circumstances, the Company is obligated to repurchase the accounts receivable from the financial institution if the balance remains unpaid for a period of 60 days beyond the due date of the receivable. However, if within 90 days of the repurchase transaction the customer files a voluntary or involuntary bankruptcy petition or publicly declares a general moratorium on payment of trade vendor obligations, the financial institution is required to repurchase the unpaid receivable from the Company. At June 30, 2003, the financial institution held $1.1 million of accounts receivable which had been purchased for cash from the Company.

THE HOLMES GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy, Sinking Fund Requirements” and FASB Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” The Statement also amends FASB Statement No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS No. 145 became effective for THG related to the rescission of FAS 4, 44 and FAS 64 on January 1, 2003. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 became effective for financial statements issued after May 15, 2002. In accordance with the new standard, the Company reclassified the gain related to the Senior Notes repurchase, which was treated as an extraordinary item in 2002, as a component of other income in the consolidated statement of operations.

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

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities to ensure consistent reporting for contracts with comparable characteristics. The Company adopted FAS 149 on July 1, 2003 with no material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS 150 are effective immediately for all financial instruments entered into or modified after May 31, 2003. The Company adopted these provisions as of June 1, 2003 with no material impact on the Company’s financial position or results of operations. For all other instruments, the Standard goes into effect as of July 1, 2003, except for mandatorily redeemable financial instruments of a non-public entity, which is effective for existing or new contracts as of January 1, 2004. The Company is currently in process of assessing the impact of these provisions.

In May 2003 the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 01-08, “Determining Whether an Arrangement is a Lease,” which is intended to provided guidance in determining whether an arrangement should be considered a lease subject to the requirements of FAS 13, “Accounting for Leases.” The Task Force reached a consensus that the evaluation of whether an arrangement contains a lease within the scope of FAS 13 should be based on the substance of the arrangement using certain guidance specified in the consensus. EITF 01-08 is required to be applied to Company arrangements agreed or committed to, modified, or acquired in business combinations initiated after July 1, 2003. The Company is currently in process of assessing the impact of EITF 01-08.

ITEM 3.	QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003, the carrying value of our debt totaled $250.8 million. The fair value approximated $241 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact earnings and cash flows, assuming other factors are held constant.

At June 30, 2003, the Company had fixed rate debt of $99.6 million and variable rate debt of $151.2 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $4.7 million. Based on the amounts of variable rate debt outstanding at June 30, 2003, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.5 million, holding other variables constant.

THE HOLMES GROUP, INC.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

               Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to applicable federal securities laws and regulations, including Exchange Act Rules 13a-15 and 15d-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to record, process, summarize and report financial data in an effective and timely manner sufficient to alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

(b)	Changes in internal controls.

               There have been no changes in the Company’s internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

THE HOLMES GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to our normal business operations, including product liability and patent and trademark litigation. A patent infringement action, Tilia International, Inc. v. The Rival Company, is pending in the United States District Court in San Francisco, California. In addition, Tilia International has requested that the International Trade Commission (ITC) investigate the Company and two other unrelated companies. In both the federal court action and in its complaint to the ITC, Tilia International claims that the Rival Seal-A-Meal® vacuum seal food storage device infringes certain patent claims allegedly owned by Tilia International. In the federal court action, Tilia International also contends that the Company’s food storage bags infringe certain patent claims allegedly owned by Tilia International. The Company denies these allegations and is aggressively litigating the matter. Management believes that the outcome of all pending litigations will not have a material adverse effect on it business, financial condition or results of operations. In the case of product liability litigation, the Company has product liability and general liability insurance policies in amounts management believes to be reasonable. The Company also faces exposure to voluntary or mandatory product recalls in the event that our products are alleged to have manufacturing or safety defects. The Company does not maintain product recall insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on Thursday, August 14, 2003 at 11 a.m., Eastern Time, in order for investors and other interested stakeholders to hear management’s views on our results of operations during the first six months of 2003. If you are interested in accessing the call, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

•	Name of Participant(s)

•	Company Affiliation

•	Nature of Business

•	Address

•	Phone, Fax and E-mail

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

Not applicable

THE HOLMES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

August 11, 2003	By: /s/ Peter J. Martin

Peter J. Martin, President and
Chief Executive Officer
(Principal Executive Officer)

August 11, 2003	By: /s/ John M. Kelliher

John M. Kelliher, Senior Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)