Form 10-Q
period 2003-09-30
HOLMES GROUP INC
filed 2003-11-10
CIK 1052490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

YES
☐
NO
☒

THE HOLMES GROUP, INC.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

		PAGE
PART I.	FINANCIAL INFORMATION:
ITEM 1.	FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2003 (UNAUDITED), DECEMBER 31, 2002 AND SEPTEMBER 30, 2002 (UNAUDITED)	3
	CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002	5
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-21
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22-30
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30
PART II.	OTHER INFORMATION:
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K EXHIBITS 31.1 AND 31.2 - OFFICER CERTIFICATES	31
	SIGNATURES	32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE HOLMES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,		SEPTEMBER 30,
	2003	DECEMBER 31,	2002
	(UNAUDITED)	2002	(UNAUDITED)

	(in thousands except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,478	$8,426	$4,686
Accounts receivable, net	121,802	128,409	107,406
Inventories	135,293	110,236	138,766
Prepaid expenses and other current assets	4,306	4,817	9,935
Deferred income taxes	5,067	5,067	5,249

Total current assets	270,946	256,955	266,042
Assets held for sale	444	6,466	5,659
Property and equipment, net	42,665	42,446	61,038
Deposits and other assets	1,441	837	4,395
Debt issuance costs, net	6,904	10,184	12,023
Deferred income taxes	5,956	5,956	5,774

	$328,356	$322,844	$354,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$73,144	$44,267	$58,107
Current portion of Credit Facility	62,343	9,078	8,928
Accrued income taxes	8,636	7,405	9,705
Accrued expenses and other current liabilities	48,584	53,101	43,140
Deferred income taxes	3,124	2,967	2,194

Total current liabilities	195,831	116,818	122,074
Long-term portion of Credit Facility	70,855	166,556	181,825
Senior Subordinated Notes	99,609	99,544	99,523
Pension obligation	8,448	5,840	—
Other liabilities	7,729	7,613	7,645
Deferred income taxes	1,194	989	843
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value. Authorized — 28,500,000 shares;
Issued and outstanding — 20,302,995 shares	20	20	20
Additional paid in capital	68,874	68,874	68,874
Accumulated other comprehensive income (loss)	(6,558)	(7,231)	(159)
Treasury stock, at cost (18,627,450 shares)	(62,076)	(62,076)	(62,076)
Retained earnings (deficit)	(55,570)	(74,103)	(63,638)

Total stockholders’ equity (deficit)	(55,310)	(74,516)	(56,979)

	$328,356	$322,844	$354,931

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(in thousands)
Net sales	$183,358	$153,549	$414,410	$402,803
Cost of sales	125,046	111,320	290,797	299,811

Gross profit	58,312	42,229	123,613	102,992
Selling and administrative expenses	28,568	27,626	83,894	79,667
Restructuring costs (income)	(185)	1,350	1,424	3,137

Operating income	29,929	13,253	38,295	20,188
Other expense (income):
Interest expense	6,212	7,286	19,082	22,384
Gain on sale of business	—	—	—	(9,088)
Gain on retirement of debt	—	—	—	(22,388)
Other, net	791	(591)	(405)	(871)

	7,003	6,695	18,677	(9,963)

Income before income taxes, equity in earnings from joint venture, and cumulative effect of change in accounting principle	22,926	6,558	19,618	30,151
Income tax expense (benefit)	1,313	3,180	2,782	(254)
Equity in earnings from joint venture	(698)	(653)	(1,697)	(1,994)

Income before cumulative effect of change in accounting principle	22,311	4,031	18,533	32,399
Cumulative effect of change in accounting principle	—	—	—	(79,838)

Net income (loss)	$22,311	$4,031	$18,533	$(47,439)

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED

	September 30, 2003	September 30, 2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$18,533	$(47,439)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,056	10,236
Amortization of debt related costs and other non-cash interest	4,932	5,151
Provision for doubtful accounts	(542)	1,532
(Gain)/Loss on disposal of assets	44	(386)
Gain on sale of business	—	(9,088)
Extraordinary gain	—	(22,388)
Cumulative effect of change in accounting principle	—	79,838
Restructuring and other asset impairment charges	1,122	2,971
Pension plan settlement charge, net	1,335	—
Changes in operating assets and liabilities:
Accounts receivable	5,154	30,328
Inventories	(25,057)	(40,069)
Prepaid expenses and other current assets	(611)	(4,618)
Deposits and other assets	(2,382)	(590)
Accounts payable	28,877	21,364
Accrued expenses and other current liabilities	(3,188)	(2,180)
Accrued income taxes	1,232	3,248

Net cash provided by operating activities	37,505	27,910
Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	6,213	15,100
Distribution of earnings from joint venture	1,995	1,819
Purchases of property, plant and equipment	(8,191)	(9,843)
Cash received from joint venture partner	293	—

Net cash provided by investing activities	310	7,076
Cash flows from financing activities:
Repayments of Credit Facility	(42,436)	(27,129)
Redemption of Senior Subordinated Notes	—	(11,550)
Debt issuance costs	—	(1,579)

Net cash used for financing activities	(42,436)	(40,258)
Effect of exchange rate changes on cash	673	(157)

Net decrease in cash and cash equivalents	(3,948)	(5,429)
Cash and cash equivalents, beginning of period	8,426	10,115

Cash and cash equivalents, end of period	$4,478	$4,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,912	$15,224
Cash paid for income taxes	$1,469	$920

The accompanying notes are an integral part of these consolidated financial statements

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial information included in this Form 10-Q of The Holmes Group, Inc. (“THG” or the “Company”) for the periods ended September 30, 2003 and 2002 is unaudited. However, such information includes all adjustments (including all normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the consolidated results for those periods. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations that may be expected for the complete fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company filed its audited consolidated financial statements for the year ended December 31, 2002 on Form 10-K which included all information and footnotes necessary for such presentation.

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

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions as of FAS 150 are effective immediately for all financial instruments entered into or modified after May 31, 2003. The Company adopted these provisions as of June 1, 2003 with no material impact on the Company’s financial position or results of operations. For all other instruments, the Standard goes into effect as of July 1, 2003, except for mandatorily redeemable financial instruments of a non-public entity, which is effective for existing or new contracts as of January 1, 2004. The Company is currently in process of assessing the impact of these provisions.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 01-08, “Determining Whether an Arrangement is a Lease,” which is intended to provided guidance in determining whether an arrangement should be considered a lease subject to the requirements of FAS 13, “Accounting for Leases.” The Task Force reached a consensus that the evaluation of whether an arrangement contains a lease within the scope of FAS 13 should be based on the substance of the arrangement using certain guidance specified in the consensus. EITF 01-08 is required to be applied to Company arrangements agreed or committed to, modified, or acquired in business combinations initiated after July 1, 2003. The Company is currently in process of assessing the impact of EITF 01-08.

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

4. INVENTORIES

All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 95% of the inventories and the last-in, first-out method (LIFO) for the remaining 5% of the inventory. Inventories are as follows (in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002

Finished goods	$123,829	$95,789	$116,373
Raw materials	9,284	12,501	21,040
Work in process	2,367	2,312	2,003

	135,480	110,602	139,416
LIFO allowance	(187)	(366)	(650)

	$135,293	$110,236	$138,766

5. RESTRUCTURING CHARGES AND OTHER BUSINESS DIVESTITURES

On February 5, 1999, the Company completed its acquisition of The Rival Company for an aggregate purchase price of $279.6 million. The acquisition was accounted for as a purchase, and the results of operations of Rival are included in the consolidated financial statements since the date of acquisition. Since the acquisition, the Company has taken several restructuring actions to integrate Rival’s operations into THG, to enhance efficiencies and to reduce costs. In January 2002, the Company announced the closing of its Sedalia, Missouri distribution center. The activities of this facility were moved to the other existing distribution centers. In connection with this facility closure, the Company recorded restructuring charges totaling $3,137,000 in the first nine months of 2002. For the 2002 fiscal year, restructuring charges related to this facility closure totaled $4,898,000, which included $4,220,000 of asset write-downs of redundant property and equipment to their estimated net realizable value, facility exit costs of $612,000 and $66,000 in severance payments for employees who elected not to transfer to other facilities.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

On December 2, 2002, the Company announced the closure of its remaining US manufacturing operations effective January 31, 2003, in an effort to enhance efficiencies and to reduce operating costs. The production activities of the facilities in Flowood, Mississippi, Sweet Springs, Missouri and Clinton, Missouri have been shifted to the Company’s expanded manufacturing complex in southern China and to other independent suppliers in the Far East. As part of this restructuring action, the Company also announced the closure of an administrative office in Kansas City, Missouri and the phase out of two distribution and service centers in Clinton, Missouri and Worcester, Massachusetts. As a result of these changes, the Company recorded restructuring charges totaling $23,108,000 during the fourth quarter of 2002. The charges included $3,935,000 for severance payments to 706 employees, $15,670,000 of non-cash asset write-downs of redundant property and equipment to their estimated net realizable value, $1,531,000 of liabilities related to outstanding lease obligations and facility exit costs of $1,972,000.

Approximately 682 employees were separated during the first nine months of 2003 as a result of the facility closings. The Company expects to pay the remaining severance and facility exit costs, which are accrued as of September 30, 2003, during the balance of fiscal 2003 and fiscal 2004. A reconciliation of the restructuring reserve activity for the nine months ended September 30, 2003 is as follows:

	Employee
	Severance and	Facility Exit and	Total Accrued
	Relocation Costs	Other Costs	Restructuring

	(in thousands)
Balance at December 31, 2002	$3,631	$3,452	$7,083
Cash Payments	(3,169)	(1,350)	(4,519)
Adjustments	(60)	(438)	(498)

Balance at September 30, 2003	$402	$1,664	$2,066

During the first nine months of 2003, the Company incurred $1,424,000 of expenses associated with the 2002 restructuring actions which were not accrued at December 31, 2002 in accordance with Emerging Issues Task Force Issue No. 94-3. These restructuring charges were reduced by $498,000 as actual severance and facility exit costs in the first nine months of 2003 were lower than the amounts accrued at December 31, 2002. The restructuring expenses in 2003 included a non-cash charge of $1,335,000 related to the Company’s pension plan for employees at the closed manufacturing facilities. This charge, which was accrued in accordance with the provisions of Financial Accounting Standards Board No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” included a partial plan settlement of $1,665,000 due to lump sum benefits paid to terminated employees at the closed facilities, partially offset by a pension plan curtailment gain of $330,000 that was recorded in the first quarter of 2003. In addition, cost of sales in the first nine months of 2003 includes $1,109,000 of unfavorable manufacturing variances incurred during the shutdown of the domestic facilities and $223,000 of freight costs associated with the transfer of distribution activities from Missouri to a new facility in California.

Assets held for sale in the consolidated balance sheet at September 30, 2003 includes $444,000 related to the facilities which were closed in January 2003. During the second quarter of 2003, the Company sold two facilities in Missouri and certain manufacturing equipment for cash proceeds of $6.2 million. There was no significant gain or loss related to these asset sales. The Company expects to sell the remaining assets which were affected by the restructuring actions during the fourth quarter of 2003.

On January 14, 2002, the Company sold substantially all of the assets of its Pollenex® division, which marketed personal care products, for approximately $15.1 million. The cash proceeds received in this transaction exceeded the net assets of the business, which consisted primarily of inventory and property and equipment, by approximately $9.5 million, resulting in a gain during 2002. In the first nine months of 2002, other income in the consolidated statement of operations included a gain of $9.1 million related to this transaction.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002

Revolving Credit Facility (Loans A and B)	$53,409	$84,209	$97,208
Term Loan A due February 2005	8,326	15,397	17,365
Term Loan B due February 2007	71,463	76,028	76,180

Total Credit Facility	133,198	175,634	190,753
9 7/8% Senior Subordinated Notes, net of unamortized discount, due November 15, 2007	99,609	99,544	99,523

Total Debt	232,807	275,178	290,276
Less current portion of Credit Facility	(62,343)	(9,078)	(8,928)

	$170,464	$266,100	$281,348

Credit Facility

Under the Fifth Amendment to the Company’s Credit Facility, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million, which is supported by the guarantee of investment funds managed by Berkshire Partners, the Company’s majority shareholder. Actual availability under these Revolving Credit facilities is subject to a borrowing base formula based on inventory and accounts receivable. The maturity date of Revolving Credit Loan A is February 5, 2005, although the availability under the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. The maturity date of Revolving Credit Loan B is July 1, 2004. As a result of the maturity dates and the termination provisions of the Credit Facility, the Company is obligated to repay all amounts outstanding under the Revolving Credit Facility on July 1, 2004. Accordingly, the current portion of the Credit Facility at September 30, 2003 includes $53.4 million representing the outstanding amounts of Revolving Credit Loan A ($40.6 million) and Revolving Credit Loan B ($12.8 million). The Company is in the process of refinancing its borrowing arrangements and anticipates concluding these negotiations prior to July 1, 2004.

In connection with the Fifth Amendment, the Company entered into a guarantee fee arrangement with Berkshire Partners which provides for a fee of 2.25% per annum, compounded annually, on the $40 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan, which was $12.8 million at September 30, 2003, is calculated at 20% per annum, compounded annually. The guarantee fees have not been paid, but have been accrued and are included as non-cash interest in the statement of operations for 2002 and 2003. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

As of September 30, 2003, December 31, 2002 and September 30, 2002, the Company’s availability under the revolving credit portions of the Credit Facility was $100.1 million, $62.7 million and $47.4 million, respectively, net of outstanding letters of credit. The Credit Facility bears interest at variable rates based on either the prime rate or Eurodollar rate at the Company’s option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending upon certain financial ratios. The weighted average interest rate of borrowings under the Credit Facility was 5.2% at September 30, 2003, 5.6% at December 31, 2002 and 5.8% at September 30, 2002. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are collateralized by substantially all of the Company’s domestic and certain foreign assets.

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

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net earnings and foreign currency translation adjustments as presented in the following table (in thousands):

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss)	$22,311	$4,031	$18,533	$(47,439)
Foreign currency translation adjustments	(34)	(702)	673	(157)

Comprehensive income (loss)	$22,277	$3,329	$19,206	$(47,596)

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

Summary financial information for each reportable segment for the three month and nine month periods ended September 30, 2003 and 2002 is as follows (in thousands):

	Consumer				Consolidated
	Durables	Far East	International	Eliminations	Total

THREE MONTHS ENDED
September 30, 2003:
Net sales	$160,332	$137,668	$17,488	$(132,130)	$183,358
Segment income (loss)	13,058	10,863	80	(1,690)	22,311
September 30, 2002:
Net sales	$132,054	$100,252	$16,270	$(95,027)	$153,549
Segment income (loss)	(2,510)	5,563	1,548	(570)	4,031
NINE MONTHS ENDED
September 30, 2003:
Net sales	$351,893	$285,904	$46,118	$(269,505)	$414,410
Segment income (loss)	373	19,356	355	(1,551)	18,533
September 30, 2002:
Net sales	$349,278	$252,193	$39,619	$(238,287)	$402,803
Segment income (loss)	15,186	17,013	1,960	(1,760)	32,399

In 2002, income for the Consumer Durables segment includes the gain of $22,388,000 related to the repurchase of the Company’s Senior Subordinated Notes, but excludes the goodwill impairment charge of $79,838,000 related to the adoption of FAS 142.

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The following information is summarized by geographic area (in thousands):

				Consolidated
	United States	Far East	International	Total

Net Sales:
Three months ended September 30, 2003	$159,592	$6,278	$17,488	$183,358
Three months ended September 30, 2002	132,054	5,225	16,270	153,549
Nine months ended September 30, 2003	349,564	19,284	45,562	414,410
Nine months ended September 30, 2002	349,278	13,906	39,619	402,803
Long-lived assets:
September 30, 2003	9,825	34,048	677	44,550
December 31, 2002	16,226	33,028	495	49,749
September 30, 2002	37,727	32,854	511	71,092

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

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Reported net income (loss)	$22,311	$4,031	$18,533	$(47,439)
Stock-based employee compensation included in net income (loss)	—	—	—	—
Stock-based employee compensation determined under the fair value method for all awards	(200)	(291)	(746)	(873)

Pro forma net income (loss)	$22,111	$3,740	$17,787	$(48,312)

THE HOLMES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

10. PRODUCT WARRANTIES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” The Company adopted FIN 45 effective January 1, 2003 and will apply the provisions of the new interpretation to any guarantees issued or modified after that date. The Company issues warranties to consumers for certain of its home environment and kitchen appliances. Warranty costs, representing the value of replacement goods sent to consumers making warranty claims, are expensed as incurred. The Company maintains a warranty reserve for consumer claims in process at the end of the period. A reconciliation of the warranty reserve for the nine months ended September 30, 2003 is as follows (in thousands):

Balance at beginning of period	$375
Accruals for warranties issued during period	349
Settlements made during the period	(180)

Balance at end of period	$544

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

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$1,571	$—	$2,907	—	$4,478
Accounts receivable, net	34,809	58,600	28,393	—	121,802
Inventories	53,478	49,497	39,318	$(7,000)	135,293
Prepaid expenses and other current assets	2,139	58	2,109	—	4,306
Deferred income taxes	4,689	378	—	—	5,067
Due from affiliates	279,582	89	142,631	(422,302)	—

Total current assets	376,268	108,622	215,358	(429,302)	270,946

Assets held for sale	—	444	—	—	444
Property and equipment, net	8,520	205	33,940	—	42,665
Deposits and other assets	5,582	1	1,071	(5,213)	1,441
Debt issuance costs, net	6,904	—	—	—	6,904
Deferred income taxes	5,513	443	—	—	5,956
Investment in consolidated subsidiaries	35,968	—	3,701	(39,669)	—

	$438,755	$109,715	$254,070	$(474,184)	$328,356

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	7,018	861	70,478	(5,213)	73,144
Current portion of Credit Facility	62,343	—	—	—	62,343
Accrued income taxes	3,064	(1,291)	6,863	—	8,636
Accrued expenses and other current liabilities	26,355	10,168	12,061	—	48,584
Deferred income taxes	(2,097)	2,582	2,639	—	3,124
Due to affiliates	228,333	157,164	36,805	(422,302)	—

Total current liabilities	325,016	169,484	128,846	(427,515)	195,831

Long-term portion of Credit Facility	70,855	—	—	—	70,855
Senior Subordinated Notes	99,609	—	—	—	99,609
Pension obligation	—	8,448	—	—	8,448
Other long-term liabilities	—	—	7,729	—	7,729
Deferred income taxes	(1,415)	861	1,748	—	1,194
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—		—	68,874
Accumulated other comprehensive income	(6,558)	—	323	(323)	(6,558)
Treasury stock	(62,076)	—		—	(62,076)
Retained earnings (deficit)	(55,570)	(69,080)	111,614	(42,534)	(55,570)

Total stockholders’ equity (deficit)	(55,310)	(69,078)	115,747	(46,669)	(55,310)

	$438,755	$109,715	$254,070	$(474,184)	$328,356

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2002 (IN THOUSANDS)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$2,599	$(488)	$6,315		$8,426
Accounts receivable, net	21,383	77,428	29,598		128,409
Inventories	30,357	53,394	31,935	$(5,450)	110,236
Prepaid expenses and other current assets	2,360	237	2,220		4,817
Deferred income taxes	4,689	378	—		5,067
Due from affiliates	283,734	89	84,673	(368,496)	—

Total current assets	345,122	131,038	154,741	(373,946)	256,955

Assets held for sale	—	6,466			6,466
Property and equipment, net	9,073	238	33,135	—	42,446
Deposits and other assets	5,212	1	515	(4,891)	837
Debt issuance costs, net	10,184	—	—	—	10,184
Deferred income taxes	5,513	443	—		5,956
Investment in consolidated subsidiaries	16,247	—	3,701	(19,948)	—

	$391,351	$138,186	$192,092	$(398,785)	$322,844

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	4,604	7,709	36,845	(4,891)	44,267
Current portion of Credit Facility	9,078	—	—		9,078
Accrued income taxes	3,543	(1,074)	4,936	—	7,405
Deferred income taxes	(1,892)	2,582	2,277		2,967
Accrued expenses and other current liabilities	28,741	17,846	6,514		53,101
Due to affiliates	156,324	178,249	37,624	(372,197)	—

Total current liabilities	200,398	205,312	88,196	(377,088)	116,818

Long-term portion of Credit Facility	166,556	—	—	—	166,556
Senior Subordinated Notes	99,544	—	—	—	99,544
Pension obligation	—	5,840	—	—	5,840
Other long-term liabilities	—	—	7,613	—	7,613
Deferred income taxes	(631)	861	759	—	989
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—		—	68,874
Accumulated other comprehensive income	(7,231)	—	(189)	189	(7,231)
Treasury stock	(62,076)	—		—	(62,076)
Retained earnings (deficit)	(74,103)	(73,829)	91,903	(18,074)	(74,103)

Total stockholders’ equity (deficit)	(74,516)	(73,827)	95,524	(21,697)	(74,516)

	$391,351	$138,186	$192,092	$(398,785)	$322,844

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$2,811	$(489)	$2,364		$4,686
Accounts receivable, net	31,643	49,742	26,021		107,406
Inventories	48,260	64,690	32,641	$(6,825)	138,766
Prepaid expenses and other current assets	1,671	5,433	2,831		9,935
Deferred income taxes	600	4,649	—		5,249
Due from affiliates	279,582	89	97,779	(377,450)	—

Total current assets	364,567	124,114	161,636	(384,275)	266,042

Assets held for sale	(629)	6,288			5,659
Property and equipment, net	8,483	20,064	32,491	—	61,038
Deposits and other assets	5,697	2,543	1,046	(4,891)	4,395
Debt issuance costs, net	12,023	—	—	—	12,023
Deferred income taxes	5,774	—	—		5,774
Investment in consolidated subsidiaries	12,358	—	3,701	(16,059)	—

	$408,273	$153,009	$198,874	$(405,225)	$354,931

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	11,200	3,752	48,046	(4,891)	58,107
Current portion of Credit Facility	8,928	—	—		8,928
Accrued income taxes	(1,310)	3,216	7,799	—	9,705
Accrued expenses and other current liabilities	21,035	16,127	5,978		43,140
Deferred income taxes	396	—	1,798		2,194
Due to affiliates	146,671	198,000	32,779	(377,450)	—

Total current liabilities	186,920	221,095	96,400	(382,341)	122,074

Long-term portion of Credit Facility	181,825	—	—	—	181,825
Senior Subordinated Notes	99,523	—	—	—	99,523
Other long-term liabilities	—	—	7,645	—	7,645
Deferred income taxes	(3,016)	3,859	—	—	843
Stockholders’ equity (deficit):
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,800	(3,800)	—
Additional paid in capital	68,874	—		—	68,874
Accumulated other comprehensive income	(159)	—	(320)	320	(159)
Treasury stock	(62,076)	—		—	(62,076)
Retained earnings (deficit)	(63,638)	(71,947)	91,349	(19,402)	(63,638)

Total stockholders’ equity (deficit)	(56,979)	(71,945)	94,829	(22,884)	(56,979)

	$408,273	$153,009	$198,874	$(405,225)	$354,931

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$60,153	$99,439	$155,156	(131,390)	$183,358
Cost of sales	40,055	79,063	135,628	(129,700)	125,046

Gross profit (loss)	20,098	20,376	19,528	(1,690)	58,312

Selling and administrative expenses	9,814	12,691	6,063	—	28,568
Restructuring costs (income)	—	(185)	—	—	(185)

Operating profit (loss)	10,284	7,870	13,465	(1,690)	29,929

Other expense (income) :
Interest expense	6,210	—	2	—	6,212
Other, net	(881)	419	1,253	—	791

	5,329	419	1,255	—	7,003

Income (loss) before income taxes and equity in earnings from joint venture	4,955	7,451	12,210	(1,690)	22,926
Income tax expense	45	—	1,268	—	1,313
Equity in earnings from joint venture	(698)	—	—	—	(698)

Income (loss) before equity in income of consolidated subsidiaries	5,608	7,451	10,942	(1,690)	22,311
Equity in income of consolidated subsidiaries	16,703	—	—	(16,703)	—

Net income (loss)	$22,311	$7,451	$10,942	$(18,393)	$22,311

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$50,304	$81,751	$116,521	(95,027)	$153,549
Cost of sales	38,341	67,022	100,414	(94,457)	111,320

Gross profit (loss)	11,963	14,729	16,107	(570)	42,229

Selling and administrative expenses	(3,477)	25,947	5,156	—	27,626
Restructuring costs	—	1,350	—	—	1,350

Operating profit (loss)	15,440	(12,568)	10,951	(570)	13,253

Other expense (income):
Interest expense	7,275	(1)	12	—	7,286
Other, net	(921)	983	(653)	—	(591)

	6,354	982	(641)	—	6,695

Income (loss) before income taxes and equity in earnings from joint venture	9,086	(13,550)	11,592	(570)	6,558
Income tax expense (benefit)	—	(127)	3,307	—	3,180
Equity in earnings from joint venture	(653)	—	—	—	(653)

Income (loss) before equity in income of consolidated subsidiaries	9,739	(13,423)	8,285	(570)	4,031
Equity in income of consolidated subsidiaries	(5,708)	—	—	5,708	—

Income (loss) before accounting charge	4,031	(13,423)	8,285	5,138	4,031
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$4,031	$(13,423)	$8,285	$5,138	$4,031

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$129,825	$219,183	$332,022	$(266,620)	$414,410
Cost of sales	94,858	171,252	289,756	(265,069)	290,797

Gross profit (loss)	34,967	47,931	42,266	(1,551)	123,613

Selling and administrative expenses	24,842	42,041	17,011	—	83,894
Restructuring costs	—	1,424	—	—	1,424

Operating profit (loss)	10,125	4,466	25,255	(1,551)	38,295

Other expense (income):
Interest expense	19,085	4	(7)	—	19,082
Other, net	(2,001)	(287)	1,883	—	(405)

	17,084	(283)	1,876	—	18,677

Income (loss) before income taxes and equity in earnings from joint venture	(6,959)	4,749	23,379	(1,551)	19,618
Income tax expense (benefit)	(886)	—	3,668	—	2,782
Equity in earnings from joint venture	(1,697)	—	—	—	(1,697)

Income (loss) before equity in income of consolidated subsidiaries	(4,376)	4,749	19,711	(1,551)	18,533
Equity in income of consolidated subsidiaries	22,909	—	—	(22,909)	—

Net income (loss)	$18,533	$4,749	$19,711	$(24,460)	$18,533

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$126,050	$223,229	$291,811	$(238,287)	$402,803
Cost of sales	108,501	173,606	254,231	(236,527)	299,811

Gross profit (loss)	17,549	49,623	37,580	(1,760)	102,992

Selling and administrative expenses	26,899	38,001	14,767		79,667
Restructuring costs	—	3,137	—		3,137

Operating profit (loss)	(9,350)	8,485	22,813	(1,760)	20,188

Other expense (income):
Interest expense	22,352	26	6	—	22,384
Gain on sale of business	—	(9,088)	—	—	(9,088)
Gain on retirement of debt	(22,388)	—	—	—	(22,388)
Other, net	(361)	370	(880)	—	(871)

	(397)	(8,692)	(874)	—	(9,963)

Income (loss) before income taxes and equity in earnings from joint venture	(8,953)	17,177	23,687	(1,760)	30,151
Income tax expense (benefit)	(2,583)	(2,385)	4,714	—	(254)
Equity in earnings from joint venture	(1,994)	—	—	—	(1,994)

Income (loss) before equity in income of consolidated subsidiaries	(4,376)	19,562	18,973	(1,760)	32,399
Equity in income of consolidated subsidiaries	(43,063)	—	—	43,063	—

Income (loss) before accounting charge	(47,439)	19,562	18,973	41,303	32,399
Cumulative effect of change in accounting principle	—	(79,838)	—	—	(79,838)

Net income (loss)	$(47,439)	$(60,276)	$18,973	$41,303	$(47,439)

THE HOLMES GROUP, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(49,691)	$26,749	$60,447	$37,505

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	6,213	—	6,213
Distribution of earnings from joint venture	1,995	—	—	1,995
Purchases of property and equipment	(1,421)	—	(6,770)	(8,191)
Cash received from joint venture partner	293	—	—	293
	—	—	—	—

Net cash provided by (used for) investing activities	867	6,213	(6,770)	310

Cash flows from financing activities:
Repayments of credit facility, net of issuance costs	(42,436)	—	—	(42,436)
Other activity with Parent, net	90,232	(32,474)	(57,758)	—

Net cash provided by (used for) financing activities	47,796	(32,474)	(57,758)	(42,436)
Effect of exchange rate changes on cash	—	—	673	673

Net increase (decrease) in cash and cash equivalents	(1,028)	488	(3,408)	(3,948)
Cash and cash equivalents, beginning of period	2,599	(488)	6,315	8,426

Cash and cash equivalents, end of period	$1,571	$—	$2,907	$4,478

THE HOLMES GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS)
(UNAUDITED)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(17,190)	$3,090	$42,010	$27,910

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	15,100	—	15,100
Distribution of earnings from joint venture	1,819	—	—	1,819
Purchases of property and equipment	(3,635)	(744)	(5,464)	(9,843)

Net cash provided by (used for) investing activities	(1,816)	14,356	(5,464)	7,076

Cash flows from financing activities:
Repayments of credit facility, net of issuance costs	(27,129)	—	—	(27,129)
Other activity with Parent, net	57,990	(19,247)	(38,743)	—
Redemption of long-term debt	(11,550)	—	—	(11,550)
Debt issuance costs	(1,579)	—	—	(1,579)

Net cash provided by (used for) financing activities	17,732	(19,247)	(38,743)	(40,258)
Effect of exchange rate changes on cash	—	—	(157)	(157)

Net increase (decrease) in cash and cash equivalents	(1,274)	(1,801)	(2,354)	(5,429)
Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$2,809	$(489)	$2,366	$4,686

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen electric appliances. Our financial information includes the results of The Rival Company since its acquisition on February 5, 1999. Our home environment products include fans, heaters, humidifiers and air purifiers. Our kitchen appliances include Crock-Pot® slow cookers, roaster ovens, skillets, and deep fryers, and other similar small kitchen electric appliances. Our products are sold under the Holmes®, Rival®, Crock-Pot®, White Mountain®, Bionaire®, Patton®, Family Care® and Titan® brand names. We also sell products to certain retailers under licensed brand names, including General Electric®, Sunbeam®; and Halls®. Our products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drug store chains.

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

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

RESULTS OF OPERATIONS

     The following table presents our operating results for the three and nine month periods ended September 30, 2003 and 2002 as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2%	72.5%	70.2%	74.4%

Gross profit	31.8%	27.5%	29.8%	25.6%
Selling and administrative expenses	15.6%	18.0%	20.2%	19.8%

Operating income before restructuring costs	16.2%	9.5%	9.6%	5.8%
Restructuring costs (income)	(0.1)%	0.9%	0.4%	0.8%

Operating income	16.3%	8.6%	9.2%	5.0%
Interest expense	3.4%	4.8%	4.6%	5.6%
Other expense (income), net	0.4%	(0.4)%	(0.1)%	(0.2)%
Gain on early retirement of debt	—	—	—	(5.6)%
Gain on sale of business	—	—	—	(2.2)%
Income tax expense (benefit)	0.7%	2.0%	0.6%	(0.1)%
Equity in earnings from joint venture	(0.4)%	(0.4)%	(0.4)%	(0.5)%

Income before cumulative effect of accounting change	12.2%	2.6%	4.5%	8.0%

Comparison of Three Months Ended September 30, 2003 and September 30, 2002

Net Sales

During the third quarter of 2003, net sales increased $29.8 million or 19.4% from the sales level in the comparable period of fiscal 2002. Both the kitchen appliance and home environment businesses contributed to the higher revenues as 2003 sales in these categories were above last year by 35% and 9%, respectively, due to an improving retail selling environment in the third quarter of 2003 and favorable trends related to the sell-in of seasonal products for the Fall/Winter period. International sales of home environment and kitchen appliances in the third quarter of 2003 increased $1.3 million or 8% from the 2002 level due to favorable trends in Canada and Europe. Sales of motors to the Company’s joint venture with General Electric also improved, increasing $1.1 million or 24% above the third quarter of 2002.

Gross Profit

Gross profit during the third quarter of 2003 increased $16.1 million or 38.1% above the 2002 level. The Company’s gross profit percent improved 4.3 percentage points during the third quarter to 31.8% in 2003 as compared to 27.5% in 2002. The improved profitability in the third quarter of 2003 was driven by higher margins in the kitchen appliance business and also benefited from the transfer of production to lower cost resources in the Far East. The Company completed the shutdown of its domestic manufacturing operations in January 2003. Unfavorable manufacturing variances related to the closed facilities totaled $0.8 million or 0.5% of net sales in the 2002 third quarter. Gross profit in the third quarter of 2003 also benefited from the recovery of $0.9 million from a settlement with a supplier of faulty heater components which impacted product quality during fiscal 1999 and 2000.

Selling and Administrative Expenses

In the third quarter of 2003, selling and administrative expenses increased $0.9 million or 3.4% above the comparable period in 2002. This rate of expense increase was well below the revenue growth rate of 19.4% in the third quarter of 2003. As a percent of net sales, operating expenses represented 15.6% of sales in the third quarter of 2003 compared to 18% of sales in 2002. Operating expenses in 2003 included higher freight costs and increased spending related to new product development initiatives. During the third quarter of 2003, legal fees were also higher, increasing $1.1 million from the 2002 spending level. Despite the higher sales level in the third quarter of 2003, warehousing costs decreased

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

$0.6 million as the Company closed a facility in Massachusetts and transitioned its Midwest distribution operations to a new facility in California. Bad debt expense was also lower in the 2003 quarterly period as expenses in the third quarter of 2002 included a $700,000 provision related to the pre-bankruptcy receivables of Kmart.

Restructuring Costs

During the third quarter of 2003, operating income was increased due to a favorable restructuring accrual adjustment of $0.2 million as facility exit costs were lower than anticipated due to the prompt sale of two closed facilities. In the third quarter of 2002, the Company recorded $1.4 million of restructuring costs related to the closure of its distribution center in Sedalia, Missouri.

Interest Expense and Other Expense (Income)

During the third quarter of 2003, interest expense decreased $1.1 million from the comparable period of 2002 due to reduced borrowing levels and lower interest rates. Other expense decreased earnings by $0.8 million in the third quarter of 2003 due primarily to factoring expenses related to Kmart receivables and foreign exchange losses related to international operations.

Income Taxes

During the third quarter of 2003, the Company recorded income tax expense of $1.3 million compared to $3.2 million in 2002. The tax expense was primarily related to the taxable profits of foreign operations.

Equity in Earnings from Joint Venture

The Company’s share of the earnings of its joint venture with General Electric totaled $0.7 million in the third quarter of 2003, slightly above the 2002 earnings level.

Net Income and EBITDA

The Company’s net income of $22.3 million in the third quarter of 2003 was significantly above the net income of $4 million in the 2002 third quarter due to the increased level of net sales, improved gross profit performance and reduced interest expense.

The table below includes non-GAAP financial information to provide a better understanding of the Company’s results and the trends from which to measure performance. EBITDA, which includes our share of our joint venture’s earnings, represents income before interest expense, income tax expense (benefit) and depreciation and amortization. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles (GAAP), or as a measure of a company’s profitability or liquidity. Additionally, our calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. A reconciliation between operating income presented in accordance with GAAP in the consolidated statements of operations and EBITDA, along with the restructuring charges and certain significant items which impacted results for the three months ended September 30, 2003 and 2002 is as follows:

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Three months ended

	September 30, 2003	September 30, 2002

Operating Income – GAAP	$29,929	$13,253
Depreciation and amortization, net	2,364	3,532
Other income (expense)	(791)	591
Equity in earnings from joint venture	698	653

EBITDA	$32,200	$18,029

Restructuring and certain significant income (expense) items included in EBITDA:
Restructuring income (costs), net	185	(1,350)
Cost recovery from former supplier of faulty heater components	950	—
Kmart bad debt provision	—	(700)
Credit Facility amendment costs	(18)	17

Total	$1,117	$(2,033)

Comparison of Nine Month Periods Ended September 30, 2003 and September 30, 2002

Net Sales

During the first nine months of 2003, net sales increased $11.6 million or 2.9% above the sales level in the comparable period of fiscal 2002. The kitchen appliance product line posted a 6% sales increase as the higher sales level in the third quarter of 2003 offset the generally weak retail selling environment in the first half of 2003. Sales of home environment products in the first nine months of 2003 were below the sales level in the comparable period of 2002. A decline in the fan category due to unseasonably cool weather, the de-emphasis of lower margin product lines and other competitive conditions offset the favorable sell-in of the Company’s heater and humidifier product lines. International sales in the first nine months of 2003 increased $9 million or 22% from the 2002 level due to favorable trends in Canada and Europe. Currency exchange rates had a favorable impact on international sales accounting for approximately 3% of the revenue increase in the nine-month period. Sales of motors to the Company’s joint venture with General Electric were also higher in 2003, increasing $2.9 million or 24% above the sales level in the first nine months of 2002.

Gross Profit

Gross profit in the first nine months of 2003 increased $20.6 million or 20% from the gross profit earned in the first nine months of 2002. The Company’s gross profit percent improved 4.2 percentage points during the first nine months to 29.8% in 2003 as compared to 25.6% in 2002. The profitability of the kitchen appliance business improved in the first nine months of 2003 as the transfer of production to the Far East favorably impacted manufacturing costs. The profitability of the home environment business in the first nine months of 2003 was slightly below 2002 levels. The closure of the Company’s domestic manufacturing facilities in January 2003 contributed to the improvement in gross profit percent during 2003 as unfavorable manufacturing variances totaled $1.1 million or 0.3% of net sales in the first nine months of 2003 compared to variances of $3.5 million or 0.9% of net sales in 2002. Gross profit in 2003 was also favorably impacted by the cost recovery of $0.9 million from the settlement of a claim against a former supplier.

Selling and Administrative Expenses

Selling and administrative expenses in the first nine months of 2003 increased $4.2 million or 5.3% from the operating expenses in the comparable period of 2002. As a percentage of net sales, operating expenses represented 20.2% of sales in the first nine months of 2003 compared to 19.8% in 2002. Expenses in 2003 included $1.2 million related to increased spending on new product development initiatives and $1.6 million of additional freight costs. In addition, legal expenses in the 2003 nine-month period were $2.3 million higher than in 2002. Expenses in 2003 also included a non-cash impairment charge of $1.1 million as the Company re-evaluated its plan to use available trade credits to partially fund consumer advertising media costs. Operating expense levels in the first nine months of 2003 were favorably impacted by a bad debt recovery of $0.9 million related to the Kmart bankruptcy, while 2002 expenses included an additional Kmart bad debt provision of $0.7 million.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Restructuring Costs

In the first nine months of 2003, restructuring costs totaled $1.4 million, 55% below the restructuring charges of $3.1 million in the 2002 period. The restructuring costs in 2003 included $1.3 million of non-cash settlement charges related to the Company’s pension plan as a result of the facility closings in 2002.

Interest Expense and Other Expense (Income)

During the first nine months of 2003, interest expense was $3.3 million lower than in the comparable period of 2002 due to reduced borrowings, lower interest rates and the repurchase of $36.2 million of the Company’s Senior Subordinated Notes in March 2002. Other income in 2003 was significantly lower than the first nine months of 2002 as last year’s amount included a $9.1 million gain on the sale of the Company’s Pollenex© business in January 2002 and a gain of $22.4 million related to the repurchase of Senior Subordinated Notes. In 2003, other expense included $0.4 million of factoring expenses related to Kmart receivables.

Income Taxes

During the first nine months of 2003, the Company recorded income tax expense of $2.8 million compared to tax benefits of $0.3 million in 2002. The 2003 tax expense was primarily related to the taxable profits of foreign operations. The 2002 tax benefit included a $5.1 million benefit associated with additional net operating loss carrybacks, which were made possible by 2002 tax law changes in the United States, offset by tax provisions related to foreign operations.

Equity in Earnings from Joint Venture

The Company’s share of the earnings of its joint venture with General Electric totaled $1.7 million in the first nine months of 2003, down $0.3 million or 14.9% from the 2002 earnings level.

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

Net Income (Loss) and EBITDA

Net income in the first nine months of 2003 totaled $18.5 million compared to a net loss of $47.4 million in the comparable period of 2002. The 2002 loss included the goodwill impairment charge of $79.8 million and gains of $31.5 million related to the Pollenex© and subordinated debt transactions described above. The improved results in 2003 reflected the Company’s higher sales level, improved gross profit performance and reduced interest expense.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

The table below includes non-GAAP financial information to provide a better understanding of the Company’s results and the trends from which to measure performance. A reconciliation between operating income presented in accordance with GAAP in the consolidated statements of operations and EBITDA, along with the restructuring charges and certain significant items for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine months ended

	September 30, 2003	September 30, 2002

Operating Income – GAAP	$38,295	$20,188
Depreciation and amortization, net	7,291	9,516
Other income	405	32,347
Equity in earnings from joint venture	1,697	1,994

EBITDA	$47,688	$64,045

Restructuring and certain significant income (expense) items included in EBITDA:
Pension plan settlement charge	(1,335)	—
Other restructuring costs, net	(89)	(3,137)
Gain of sale of business	—	9,088
Gain on retirement of debt	—	22,388
Trade credit asset impairment	(1,122)	—
Kmart bad debt recovery (provision)	904	(700)
Cost recovery from former supplier of faulty heater components	950	—
Credit Facility amendment costs	(36)	(362)

	$(728)	$27,277

LIQUIDITY AND CAPITAL RESOURCES

Analysis of Cash Flows

Following our recapitalization transaction in November 1997 and the acquisition of the Rival business in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under our Credit Facility. Our primary liquidity requirements are for working capital, to fund capital expenditures and to service our indebtedness. The Company’s $40 million Revolving Credit Loan B, which is supported by the guarantee of Berkshire Partners, the Company’s majority shareholder, matures on July 1, 2004. While the maturity date of the Company’s $131 million Revolving Credit Loan A is February 5, 2005, the availability of the Revolving Credit Loan A commitment will terminate on July 1, 2004 unless otherwise approved by a majority of the lenders. As a result of the maturity dates and the termination provisions, the Company is obligated to repay all amounts outstanding under the Revolving Credit Facility on July 1, 2004. Accordingly, the current portion of the Credit Facility in the Company’s consolidated balance sheet as of September 30, 2003 includes $53.4 million representing the outstanding amounts with respect to Revolving Credit Loan A ($40.6 million) and Revolving Credit Loan B ($12.8 million). The Company’s existing cash resources, cash flow from operations and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through June 30, 2004. We are in the process of refinancing our Credit Facility and anticipate concluding these negotiations prior to July 1, 2004.

THE HOLMES GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

The Company’s cash and cash equivalents decreased to $4.5 million at September 30, 2003, from $8.4 million at December 31, 2002. Cash provided by operations for the nine months ended September 30, 2003 was $37.5 million, an increase of $9.6 million on 34.4% from the operating cash flow of $27.9 million in the comparable period of 2002. For the nine months ended September 30, 2003, operating earnings, adjusted for non-cash items, improved to $33.5 million, a 64.2% increase from the adjusted operating earnings of $20.4 million in the comparable period of 2002. Changes in other operating assets and liabilities provided $4 million of cash in the nine months of 2003 compared to $7.5 million in 2002. Accounts receivable balances increased from the year ago levels, up $14.4 million or 13.4% from the accounts receivable amount at September 30, 2002 due to the 19.4% sales increase in the third quarter of 2003. Days sales outstanding (DSO) at September 30, 2003, stood at 61 days, a 5% improvement from the DSO statistic in September 2002. Inventory levels at September 30, 2003 totaled $135.3 million, a decrease of $3.5 million or 2.5% over the same period of 2002. Accounts payable at September 30, 2003 increased $15 million from the year ago levels due to the timing of purchases and more favorable payment terms from foreign suppliers. During the first nine months of 2003, the Company also expended $4.5 million of cash related to severance and other facility exit costs which were accrued as restructuring charges at December 31, 2002.

Cash provided by investing activities for the nine months ended September 30, 2003 was $0.3 million compared to $7.1 million in 2002. During the second quarter of 2003, the Company received cash proceeds of $6.2 million from the sale of real estate and equipment that was formerly used in the Company’s domestic manufacturing operations which were closed in January 2003. The Company used $4.8 million of these cash proceeds to reduce outstanding borrowings under the Credit Facility’s term loans. The 2002 cash flow amount includes $15.1 million in proceeds received in connection with the sale of the Pollenex® business in January 2002. The Company invested $8.2 million in capital expenditures for property and equipment during 2003 compared to capital expenditures of $9.8 million in the first nine months of 2002. The Company expects to spend approximately $15 million on capital expenditures in 2003, primarily related to the expansion of our China manufacturing facilities, the implementation of computer systems and on-going tooling costs to support product development needs.

Cash used for financing activities for the nine months ended September 30, 2003 and 2002 was $42.4 million and $40.3 million, respectively, reflecting repayments on the Revolving Credit Facility. In the 2002 first nine month period, cash used for financing activities included the repurchase of a portion of the outstanding Senior Subordinated Notes and debt issuance costs associated with the March 2002 Credit Facility amendment.

Financing Arrangements

Under the Fifth Amendment to the Company’s Credit Facility, which was executed in March 2002, the lenders have committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B is supported by the Berkshire Partners’ guarantee. Actual availability under these revolving s subject to a borrowing base formula based on inventory and accounts receivable

During the first nine months of 2003, the weighted average borrowings outstanding under the Revolving Credit Facility totaled $69.6 million, 13% below the average outstanding borrowings of $80.1 million in the comparable period of 2002. As of September 30, 2003, our availability under the Credit Facility was $100.1 million, net of outstanding letters of credit totaling $9.4 million. The Credit Facility bears interest at variable rates based on either the prime rate or eurodollar rate, at our option, plus a margin which, in the case of the Term Loan A and the Revolving Credit Facility, varies depending upon certain financial ratios. The Credit Facility, and the guarantees thereof by our domestic subsidiaries, are secured by substantially all of our domestic and certain foreign assets. The Credit Facility is cross-defaulted to the Notes Indentures.

In conjunction with the Fifth Amendment in March 2002, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest, which was funded with proceeds of the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. The Company may consider repurchases of additional Notes in the future, and we may utilize the proceeds of the Credit Facility for this purpose. As of September 30, 2003, $99.6 million of Senior Subordinated Notes were outstanding. Total debt at September 30, 2003 amounted to $232.8 million, down $57.5 million or 19.8% below the level of debt outstanding at September 30, 2002. Over the past two years, the Company has repaid or retired $105.8 million of debt, reducing total debt by 31% from the $338.6 million of debt outstanding at September 30, 2001.

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

In April 2003, the Company entered into an agreement with a financial institution covering the sale of accounts receivable from certain customers, including Kmart Corporation. These arrangements are strictly for the purpose of insuring selected receivables. The Company pays fees based upon a percentage of the gross amount of each receivable purchased by the financial institution. In certain circumstances, the Company is obligated to repurchase the accounts receivable from the financial institution if the balance remains unpaid for a period of 60 days beyond the due date of the receivable. However, if within 90 days of the repurchase transaction the customer files a voluntary or involuntary bankruptcy petition or publicly declares a general moratorium on payment of trade vendor obligations, the financial institution is required to repurchase the unpaid receivable from the Company. At September 30, 2003, the financial institution held $1.6 million of accounts receivable which had been purchased for cash from the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, the carrying value of our debt totaled $232.8 million. The fair value approximated $225 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact earnings and cash flows, assuming other factors are held constant.

At September 30, 2003, the Company had fixed rate debt of $99.6 million and variable rate debt of $133.2 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $4.7 million. Based on the amounts of variable rate debt outstanding at September 30, 2003, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.3 million, holding other variables constant.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

               Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls.

               No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

THE HOLMES GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to our normal business operations, including product liability and patent and trademark litigation. A patent infringement action, Tilia International, Inc. v. The Rival Company, is pending in the United States District Court in San Francisco, California. In addition, Tilia International has requested that the International Trade Commission (ITC) investigate the Company and two other unrelated companies. In both the federal court action and in its complaint to the ITC, Tilia International claims that the Rival Seal-A-Meal vacuum seal food storage device infringes certain patent claims allegedly owned by Tilia International. In the federal court action, Tilia International also contends that the Company’s food storage bags infringe certain patent claims allegedly owned by Tilia International. The Company denies these allegations and is aggressively litigating the matter. Management believes that the outcome of all pending litigations will not have a material adverse effect on our business, financial condition or results of operations. In the case of product liability litigation, the Company has product liability and general liability insurance policies in amounts management believes to be reasonable. The Company also faces exposure to voluntary or mandatory product recalls in the event that our products are alleged to have manufacturing or safety defects. The Company does not maintain product recall insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Investor Conference Call

We will hold a telephone conference call on Monday, November 17, 2003 at 10 a.m., Eastern Time, in order for investors and other interested stakeholders to hear management’s views on our results of operations during the first nine months of 2003. If you are interested in accessing the call, please fax the following information to Kay Ford, Executive Assistant, at 508-422-1676:

•	Name of Participant(s)

•	Company Affiliation

•	Nature of Business

•	Address

•	Phone, Fax and E-mail

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b.        Reports on Form 8-K:

Not applicable

THE HOLMES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

November 10, 2003	By: /s/ Peter J. Martin

Peter J. Martin, President and
Chief Executive Officer
(Principal Executive Officer)

November 10, 2003	By: /s/ John M. Kelliher

John M. Kelliher, Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)