Form 10-K
period 2003-12-31
HOLMES GROUP INC
filed 2004-03-26
CIK 1052490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file numbers:

333-44473

333-77905

The Holmes Group, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2768914 (I.R.S. Employer Identification No.)

One Holmes Way, Milford, Massachusetts (Address of principal executive offices)	01757 (Zip Code)

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

Fiscal Year Ended December 31, 2003

THE HOLMES GROUP, INC.

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

• Our ability to obtain adequate financing to replace the Revolving Credit and Term Loan Facility expiring in January 2005.

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

• Potential disruption in our supply chain due to health concerns relating to the disease known as severe acute respiratory syndrome or other illnesses.

•	Currency fluctuations in our international operations.

•	Difficulties in implementing and maintaining new computer systems.

•	Changes in retailer inventory management or failure of our order processing and logistical systems.

•	Interruptions in data and communications systems.

•	Our ability to develop new and innovative products and customer acceptance of such products.

•	Seasonality of our operating results, including counter-seasonal weather patterns.

•	Competition with other large companies that produce similar products.

•	The success of our marketing and promotional programs.

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

General

      The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen appliances. Our home environment products include fans, heaters, humidifiers and air purifiers. We believe that we have the leading market share in each of these product categories in the United States. Our home environment product offering also includes lighting products. Home environment products, which in the aggregate, accounted for approximately 46% of our net sales for the fiscal year ended December 31, 2003, are sold under our brand names including: Holmes®, Bionaire®, Patton®, Family Care® and Titan®. Our kitchen appliances include slow cookers, roaster ovens, skillets, deep fryers, griddles, ice cream makers, vacuum food sealers and other small kitchen electric appliances which are sold under the Rival®, Crock-Pot® and White Mountain® brand names. We believe we hold the #1 market share in the major kitchen appliance categories in which we compete. Kitchen appliances accounted for approximately 51% of our net sales for fiscal 2003. We believe that our strong market position and success are attributable to our well-known brand names, continuous product innovation, engineering and manufacturing expertise, close customer partnerships, breadth of product offerings, reputation for quality and manufacturing presence and experience in the Far East.

      We sell our products to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drugstore chains. Major customers in these channels include Wal-Mart, Target, Kmart, Kohl’s, Lowes, Home Depot, Costco, Sears, BJ’s Wholesale Club, TruServ and Walgreens. We also market our products, especially replacement filters for our home environment appliances, directly to consumers through our various branded websites and our direct mail program. We believe that the strength, scope and visibility of our retail account base provide a competitive advantage with respect to brand recognition, access to shelf space and penetration of the consumer market.

      Our Company was founded in 1982 by our Chairman of the Board of Directors, Jordan (Jerry) Kahn, an innovator in the home environment market with over 30 years of industry experience. We added to our strength in the home environment business and entered the kitchen appliance business with our acquisition of The Rival Company in February 1999. Holmes opened its first manufacturing facility in China in 1989, and currently operates a manufacturing complex in China where we produce many of our products and electric motors for use in our products. Our vertically integrated manufacturing facilities provide direct control over the production process and product quality. These facilities also enhance operational flexibility and allow us to quickly respond to changes in consumer demand and to specialized production needs. We maintain distribution facilities in the United States, Canada, Mexico, China and Europe, as well as offices in Hong Kong and Taiwan which are responsible for sourcing raw materials and overseeing the manufacture, quality control and shipment of our products from our Chinese factories and independent suppliers. We coordinate product development, marketing, sales and distribution from our Milford, Massachusetts headquarters.

      Our principal executive offices are located at One Holmes Way, Milford, Massachusetts 01757. Our telephone number is (508) 634-8050 and our corporate web site is located at www.theholmesgroup.com.

Our Business Strategy

      Our strategy is to capitalize on our core strengths to achieve growth in net sales, profitability and cash flow. Continuous product innovation is the key element supporting all of our business strategies. We intend to continue our pursuit of the following initiatives as part of our strategy:

      Strengthen the Kitchen Franchise. The long-standing reputation of the Rival® brand as a leader in the small kitchen appliance market added a strong, complementary business to our home environment product line. We are the leading manufacturer and marketer of slow cookers through Rival’s Crock-Pot® brand, and believe we hold the #1 or #2 market share in other key cooking categories, including roaster ovens, skillets, griddles and deep fryers. We also hold the #1 position in the “treats” appliance category, which includes our line of Rival® and White Mountain® ice cream makers and other related products. We intend to leverage our expertise in product innovation, manufacturing, sourcing, marketing and distribution to further strengthen the Rival® and Crock-Pot® kitchen franchise and to enter new kitchen appliance product categories.

      Expand Our Home Environment Brands. The addition of Rival’s home environment brands in 1999 allowed us to increasingly differentiate our home comfort offerings among retailers and consumers. Through these additional brands, such as Bionaire® and Patton®, we can offer a step-up brand strategy for increased presence in the department and specialty store and home center channels.

      Further Penetrate Existing Distribution Channels. Our goal is to further penetrate our existing distribution channels as a result of favorable industry dynamics and our strong relationships and execution with mass merchant retailers. We believe that mass merchants will continue to consolidate their vendor base and focus on a smaller number of service-oriented suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide full product support from design to category management, point-of-sale and after-market service with the consumer. We work closely with key customers such as Wal-Mart, where we have been selected to design and produce home environment and selected kitchen products for their General Electric® branded product program.

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

      Develop Our Brand Portfolio. We believe our wide portfolio of brands allows us to increase market share by penetrating new segments of distribution, as well as by expanding our share of shelf in existing retail channels. Our brand development focuses on both consumer brand awareness vehicles and the development of new technologies and feature enhancements unique to our products.

      Improve the Overall Cost Structure. Through our manufacturing facilities in China and our sourcing capabilities with independent Far East resources, we have the ability to be a low-cost, high quality, flexible producer of appliance products. Effective January 31, 2003, we closed Rival’s manufacturing facilities in the United States and shifted all manufacturing to the Far East as a major step in achieving our objectives.

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

      We utilize state-of-the-art design technology including advanced computer-aided design software and a laser-based stereolithography technique to design and engineer new products. We believe this technology allows us to design and develop new products quickly, enabling us to accurately assess the feasibility, cost and tooling requirements of new products prior to manufacturing. We believe this technology gives us a competitive advantage in the design and development of new products and product line extensions. Our expenditures, including amounts expensed as incurred and capitalized as property and equipment, for new product development and tooling, totaled approximately $14.5 million, $12.6 million and $16.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

      The following paragraphs describe the major product initiatives in each of our major businesses.

     • Home Environment Appliances

      Our home environment products allow consumers to better control the air quality, temperature and lighting of their home and office environments. Many of our home environment products include digital temperature displays and allow for remote control adjustments.

      Fans. We currently manufacture and market approximately 100 different fan models under the Holmes®, Bionaire® and Patton® brand names and selected private label brands, including table, stand, window, window-to-floor, high velocity and oscillating fans, typically for purchase and use by household consumers. Many of our higher-priced products include added convenience features including Accutemp™ thermostat controls and remote control features. Retail prices for our fans range from $5 to $100.

      Heaters. Portable electric heaters are used to heat areas of the house not adequately reached by central heat and to heat an individual room while that room is in use. We currently manufacture and market approximately 75 different heater models under the Holmes®, Patton®, Bionaire®, HeatSafe® and Titan® brand names, including plastic, ceramic, metal, radiant, oil filled and baseboard styles. Some of the Bionaire® products include our Galileo™ wireless climate center, which uses radio frequency control to set the temperature from anywhere in the room. Retail prices for our heaters range from $20 to $100.

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

      Air Purifiers. Air purifiers circulate a room’s air through filters that remove certain contaminants from the air. In recent years, high efficiency particulate arresting (HEPA) filters have come to dominate the industry. We currently manufacture and market approximately 30 different air purifier models containing HEPA filters under the Holmes®, Bionaire® and Family Care® brand names. Our Holmes® Harmony™ air purifier product line, which is powered by GE motors manufactured in our facilities in China, offers a simplified replacement filter system making it easier for consumers to maintain the appliance at top functionality. Retail prices for our air purifiers range between $10 and $300.

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

     • Kitchen Electric Appliances

      Small kitchen electric appliances have constituted the Rival brand’s primary product line for over 60 years. Rival has been responsible for the invention of several small appliances that can be found today in many American households, including the electric can opener and the slow cooker, which we sell under our Crock-Pot® trademark. We believe that Rival is the dominant manufacturer and marketer of slow cookers in the United States, with the brand maintaining, by far, the #1 market share in this product category. “Slow-cooking” is often viewed as a healthy method of food preparation and our Crock-Pot® slow cooker represents a convenience for today’s time-starved consumers. In 2000, Rival introduced our Smart-Pot® line of slow cookers which added programmable features to certain models, allowing for increased cooking convenience. We market over 25 models of slow cookers which retail for between $10 and $100.

      As part or our strategy to make Rival “the cooking company”, we introduced an expanded line of kitchen electric appliances in the second half of 2001. The Rival brand entered new product categories including roaster ovens, skillets and deep fryers. We also enhanced our product line in the griddle category during this period. These new products built upon the heritage that the Rival® and Crock-Pot® brand names had established in the slow cooker category. Over the past two years, we believe that Rival has earned the #1 market share in our retail distribution channels for these new categories so that we now hold the leading position in five product segments within the cooking appliance category. The Rival product line also includes toasters, toaster ovens, can openers, food slicers and other kitchen appliances. In April 2003, Rival introduced updated products in its Seal-A-Meal® vacuum food storage device product line. We view this product category as a growth opportunity in 2004 and beyond.

      In addition, we believe that we maintain a leading market share in the ice cream freezer product category. Under the Rival® and White Mountain® brands, we market small electric appliances that allow consumers to make ice cream, both traditional and soft serve varieties, in their homes. The Rival “treats” products also include ice shavers and other associated appliances, as well as mixes and syrups for use with our products. The White Mountain® brand has been known in the ice cream freezer business since 1853. In fact, our White Mountain® wooden bucket ice cream maker helped to launch one of America’s leading premium ice cream brands in the 1970’s.

      We believe that the combination of our innovative product development and our global manufacturing and sourcing capabilities positions our kitchen business for growth and market share gains in the future. We expect to grow in our existing product categories and to enter new product categories in the coming years.

     • Electric Motors

      One of our Far East subsidiaries, Raider Motor Corporation, has proven strengths in the design and manufacture of a variety of electric motors for use in home and commercial appliances. As part of our vertically integrated manufacturing strategy, we manufacture many of the motors for our home environment product line in our China motor facility. The motor is obviously an integral component of our fans, humidifiers, heaters and air purifiers and is a key element of product quality to our consumers. In October 1998, we entered into a joint venture with General Electric Company for motor manufacturing, sales and distribution to General Electric subsidiaries and other third parties. In 2001, Raider Motor became the first Chinese motor manufacturer to receive GE’s “Six Sigma” status for product quality. The joint venture entity is owned 49% by Holmes and 51% by GE with capital expenditures necessary to support the growth of the joint venture shared equally between the parties. Earnings from the joint venture, which is accounted for in our financial statements under the equity method, are distributed in cash to each partner on a quarterly basis.

Our Manufacturing Capabilities

      In 2003, we manufactured approximately 50% of our products through our operations in southern China. Holmes has been manufacturing quality products at its own facilities in China for over fourteen years. Over the past three years, we have invested in the development of a manufacturing complex in southern China to further strengthen our capabilities. In December 2002, we announced the decision to close our manufacturing facilities in the United States, which specialized in the production of selected small kitchen appliances, particularly our Crock-Pot® slow cookers. The US facilities were closed on January 31, 2003 and all production activities were shifted to our expanded manufacturing facilities in southern China or to independent suppliers in the Far East.

      We manufacture most of our home environment products at our manufacturing facilities in China. These facilities are highly integrated and produce many of the electric motors, injection molded plastic components and other components used in the manufacturing and assembly process. The balance of our home environment products are produced through subcontracted manufacturers in China and the United States, generally under the supervision of Holmes employees. Our expanded China manufacturing complex began the production of Crock-Pot® slow-cookers during 2002 and Seal-A-Meal®vacuum food storage devices and Rival® ice cream appliances in 2003. We expect to manufacture other Rival kitchen products in our facilities in future years. We will also continue to maintain relationships with independent resources in China for many items in the Rival product line.

      We believe that we have a cost advantage as a result of our degree of vertical integration, purchasing power and low labor costs at our Chinese manufacturing facilities. In addition, by operating our own manufacturing facilities, we have control over the quality and production timing of our products from design through final distribution.

Our Marketing and Distribution

      Our products are sold in the United States, Canada, Latin America, Europe and Asia to the retail trade by an internal staff of regional sales managers, with assistance from sales support staff, field sales associates and regional independent manufacturers’ representative organizations. We market our products through all major channels of retail distribution including mass merchants, do-it-yourself home centers, warehouse clubs, hardware stores, department stores, home and kitchen specialty stores, national drugstore chains and mail order and premium companies. Our sales managers are actively involved in servicing all aspects of each retail account.

      In order to respond most efficiently to the demands of our retail customers and ensure timely delivery, we balance direct shipments from our Far East manufacturing facilities with shipments from our domestic and international warehouses. We operate distribution centers in California, Texas and Massachusetts and service our international retailers from warehouses in Canada, Mexico, the United Kingdom and the Netherlands. We employ an electronic data interchange (EDI) system with selected retail customers to expedite order and invoice processing.

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

Our Major Customers

      Our two largest retail customers, Wal-Mart (including Sam’s Wholesale Club) and Target (including Mervyns) accounted for approximately 44% of our net sales during 2003. Individually, Wal-Mart and Target each accounted for over 10% of our net sales during 2003. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers could have a material adverse effect on our business.

      In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2003, Kmart filed a reorganization plan with the Bankruptcy Court and emerged from Bankruptcy Court protection in May 2003. Kmart closed

599 stores in 2002 and 2003 while the company was operating under Chapter 11 protection. The Company’s sales to Kmart totaled approximately 6% of consolidated sales in 2003 compared to 10% of consolidated sales in 2001. We continue to evaluate the effect of Kmart’s plans on our sales in future years.

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

Our Competition

      The markets for most of our product categories are developed and highly competitive. Management believes that competition is based on several factors, including price, access to retail shelf space, product features, product enhancements, brand names, new product introductions, marketing support and distribution systems.

      We compete with many well-established companies, some of which have substantially greater facilities, personnel and financial and other resources than Holmes. Our major competitors include Applica, Hamilton Beach/ Proctor Silex, Kaz (including its recently acquired business, Honeywell Consumer Products), Salton and Sunbeam. We also compete with many importers and foreign manufacturers of branded and unbranded products.

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

Our Patents and Trademarks

      We hold a number of patents and trademarks registered in the United States, Canada, and other countries for various products and technologies. Of particular importance are our trademarks: Holmes®, Rival®, Crock-Pot®, Bionaire®, Patton®, White Mountain®, Family Care® and Titan®. We have additional patent and trademark applications pending in the United States, Canada and Mexico. We also register trademarks on product names and unique features in the United States and other countries. We believe that, other than with respect to the Crock-Pot® trademark, none of our product lines is dependent upon any single trademark, patent, group of patents or other intellectual property rights.

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

Our Employees

      We had approximately 7,500 employees as of December 31, 2003, of which approximately 350 were located in the United States, Europe and Canada. Approximately 7,150 of our employees were located at our manufacturing facilities in Dongguan, China, and our product sourcing offices in Hong Kong and Taiwan.

Certain Risk Factors Which May Affect Our Future Operating Results

      Investors should carefully consider the following risk factors, together with the other information contained in the Annual Report on Form 10-K, in evaluating our company and our business. In particular, investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See “Disclosure Regarding Forward-Looking Statements.” The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Our Substantial Debt Levels Could Adversely Affect Our Financial Health.

      Holmes and Berkshire Partners LLC, a Boston-based investment firm which is the Company’s majority shareholder, completed a recapitalization transaction in November 1997. In that transaction, the Company issued $105 million of Senior Subordinated Notes (the “Notes”) due in November 2007 and entered into a Credit Facility totaling $100 million. The Company’s debt level increased substantially with the February 1999 acquisition of The Rival Company. The Rival acquisition was partially funded by the issuance of an additional $31.3 million in Notes and an amended and restated Credit Facility.

      At December 31, 2003, our total debt was $204.8 million, which included $105.2 million of borrowings under our amended Credit Facility and $99.6 million of our Notes. Borrowings under the Credit Facility included $77.0 million in term loans due in 2005 and 2007 and $28.2 of outstanding obligations under the Revolving Credit portion of the Credit Facility. Under the Fifth Amendment to the Credit Facility, which was established in March 2002, lenders provided a total of $171 million of borrowing capacity under the Revolving Credit Facility, subject to the existence of appropriate levels of accounts receivable and inventories. At December 31, 2003, we had $115.1 million of availability under the Revolving Credit Facility. The existing Revolving Credit Facility, as amended, expires in January 2005. The Company anticipates that it will refinance its existing borrowing arrangements prior to July 1, 2004.

      Our ability to service our debt obligations, including the Notes, and to fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. We cannot give assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Amended Credit Agreement or a new Credit Facility in an amount sufficient to enable us to service our indebtedness, including the Notes, or to fund our other liquidity needs. We cannot assure investors that we will be able to effect any refinancing of our existing borrowing facility on commercially reasonable terms, or at all.

      Our high level of debt could have important consequences, such as:

•	Our leverage makes us more vulnerable to general adverse economic and industry conditions;

•	Our ability to obtain additional financing for acquisitions, or to fund future working capital, capital expenditures or other general corporate requirements may be limited;

•	We will need to use a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, which will reduce the amount of money available to fund working capital, capital expenditures or other general corporate purposes;

•	We are required to comply with financial ratio and other restrictive covenants, which may place us in default or may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	Our debt level may place us at a competitive disadvantage to our less leveraged competitors.

Our Financial Results Would Suffer If We Were to Lose One or More of Our Major Customers.

      Our success depends on sales to our significant customers. Sales to our two largest customers during 2003 were approximately 44% of consolidated net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

Our Dependence on Manufacturing in China Subjects Us to the Risks of Doing Business Internationally.

      Our owned manufacturing facilities in southern China provided 50% of our total production requirements during the year ended December 31, 2003. In addition, we also source a large portion of our remaining products from independent suppliers located in China. We believe that the loss of any one independent supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

      Our arrangements with our China manufacturing facility and our independent suppliers are subject to the risks of dong business abroad, including:

•	Import duties and trade restrictions;

•	Production delays due to unavailability of parts or components;

•	Increases in transportation costs and transportation delays;

•	Work stoppages;

•	Public health concerns;

•	Foreign currency fluctuations; and

•	Political and economic instability.

We May Not Be Able to Compete Effectively in the Highly Competitive Home Environment and Kitchen Electric Business.

      We believe that competition is based upon several factors, including:

•	Price;

•	Access to retail shelf space;

•	Product features and enhancements;

•	Brand names;

•	New product introductions; and

•	Marketing support and distribution approaches.

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

Our Financial Results Will Be Adversely Affected by an Economic Slowdown in the Retail Industry.

      We sell our product to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores, hardware stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. General slowdowns in the retail sector may adversely impact the net sales of our products, our operating margins and our net income. In the first half of 2003, the general slowdown in the retail sector resulted in additional pricing and marketing support pressures. The risks of terrorist attacks and potential hostilities could prolong or worsen the current economic downturn. We expect these market pressures to continue in the future. If such conditions continue or worsen, it could have a material adverse effect on our business, financial condition and results of operations.

Our Efforts to Expand International Sales Will Subject Us to Additional Business Risks and Increased Costs.

      For the year ended December 31, 2003, our international sales accounted for 13% of our consolidated sales. We intend to increase our international activities in the future. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

•	The risk that our brand names may not be locally recognized;

•	Unexpected changes in regulatory requirements;

•	Inadequate protection of intellectual property in foreign countries;

•	Foreign currency fluctuations;

•	Transportation costs;

•	Adverse tax consequences; and

•	Political and economic instability.

      We cannot assure investors that we will not incur higher costs in addressing these potential risks.

Extended Lead Times and Changing Customer Demand May Cause Us to Carry Excess Inventories.

      Manufacturing lead times and a strong concentration of our sales occurring during the August through December time period require that we manufacture and purchase products, and thereby increase inventories, based on anticipated sales and forecasts provided by our customers and our sales personnel. In an extended general economic slowdown, we cannot be assured that our customers will order these inventories as anticipated.

Product Recalls or Lawsuits Relating to Defective Products Could Adversely Impact Our Financial Results.

      We face exposure to product recalls and product liability claims in the event that our products are alleged to have manufacturing or safety defects or to have resulted in injury or other adverse effects. There can be no assurance that we will be able to maintain our product liability insurance on acceptable terms, if at all, or that product liability claims will not exceed the amount of our insurance coverage. We do not maintain product recall insurance. As a result, product recalls and product liability claims may adversely affect our business.

The Infringement or Loss of Our Proprietary Rights Could Have an Adverse Effect on Our Business.

      Our patents, copyrights, trademarks, service marks and similar intellectual property are important to our success. We rely on patent, copyright and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. If any of these rights were infringed or invalidated, our business could be materially adversely affected.

Litigation and Infringement Claims Could Cause Us to Incur Significant Expenses or Prevent Us From Selling Our Products.

      We face claims that our proprietary or licensed products are infringing the intellectual property rights of other parties. There can be no assurance that we do not in fact infringe those intellectual property rights. If someone claimed that our proprietary or licensed products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or an injunction against sale of our proprietary or licensed products. A successful claim of patent or other intellectual property infringement against us could harm our financial condition.

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

Our Dependence on West Coast Ports Could Interrupt Service to Our Customers.

      Because of our Far East manufacturing and sourcing activities, we rely on the West Coast ports and our distribution facilities in California to process a large portion of the shipments to our retail customers. This reliance increased beginning in 2003, as the restructuring actions, which were announced in December 2002, included the phase-out of our distribution facilities in Missouri and the transfer of these activities to our California operations. Actions taken by the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) related to a labor contract which expired on July 1, 2002, did adversely impact our ability to deliver products to retailers during the fourth quarter of 2002. While the disruptive actions were resolved with the PMA and ILWU agreeing to a new, long-term contract in December 2002 and we did not encounter similar disruptions during 2003, future disputes could affect our operations.

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

Location	Size	Primary use	Lease Expiration

Milford, Massachusetts	415,000 square feet	Corporate Headquarters and Distribution	2015
El Paso, Texas	161,000 square feet	Distribution	2005
Fontana, California	828,000 square feet	Distribution	2008
Ontario, California	432,000 square feet	Distribution	2005
Dongguan, China	269,000 square feet	Motor Manufacturing	2005
Dongguan, China	1,549,000 square feet	Manufacturing and Distribution	Owned/2004-6
Hong Kong, China	21,000 square feet	Office	2005
London, England	5,300 square feet	Office	2014
Mississaugua, Ontario	9,100 square feet	Office	2012
Taipei, Taiwan	1,700 square feet	Office	2004

      During 2000, we began construction of a new manufacturing complex on land that was purchased in Tangxia Town, Dongguan City in Guangdong Province, which is approximately 70 miles northwest of Hong Kong. In 2001, we began to move manufacturing activity to this facility and it became fully operational during 2003. As of December 31, 2003, the construction of the new complex was close to completion, with the last major assembly facility, consisting of approximately 219,000 square feet, under construction and scheduled to be occupied in November 2004. Most of the buildings in the complex are owned by the Company. A portion of the office and manufacturing space and certain worker dormitories are leased with the initial term of the leases expiring in December 2004 and November 2006. The Company has the option to renew the leases or to purchase the underlying asset at the end of each lease. When complete, the new Dongguan complex will total approximately 1.8 million square feet. We transferred manufacturing and assembly activity from our existing 466,000 square foot Dongguan facility to the new complex during 2003 and we did not renew the existing lease when it expired in December 2003. In February 2004, the Company executed a fifteen year lease for a new motor manufacturing facility, totaling 558,000 square feet, in Dongguan, China which is presently under construction. The Company expects to shift manufacturing activity to the new facility when the lease on its existing motor facility expires in March 2005.

      We also contract for distribution and warehousing services at facilities in Mexico City, Mexico, Brampton, Ontario, Waddington, England and Rotterdam in the Netherlands, which are managed by independent third party providers. At December 31, 2003, these facilities represented approximately 140,000 square feet of space.

      Over the past two years, we initiated restructuring actions that affected several of the manufacturing and distribution facilities in the United States which were acquired as part of our 1999 acquisition of The Rival Company. In June 2001 and January 2002, we announced the closing of a manufacturing facility and a distribution center in Sedalia, Missouri. On December 2, 2002, we announced the closure of all remaining manufacturing facilities in the United States, effective January 31, 2003, which affected our production activities in Flowood, Mississippi, Sweet Springs, Missouri and Clinton, Missouri. Production at these facilities, which consisted primarily of Rival’s Crock-Pot® slow-cooker product line, was shifted to our expanded facilities in southern China or to other independent manufacturers in the Far East. As part of this restructuring, we also announced the closing of a distribution center in Clinton, Missouri, an administrative office in Kansas City, Missouri and a returns processing facility in Worcester, Massachusetts. The activities at these facilities were shifted to other company facilities in Massachusetts and California. The Company sold substantially all of the affected facilities during 2003.

Item 3.	Legal Proceedings

      The Company is involved in various legal proceedings incident to our normal business operations, including product liability and patent and trademark litigation. Management believes that the outcome of all pending litigation will not have a material adverse effect on our business, financial condition or results of operations. In the case of product liability litigation, the Company has product liability and general liability insurance policies in amounts management believes to be reasonable.

      During 2003, Tilia International, Inc. filed a patent infringement action against The Rival Company in the United States District Court in San Francisco, California. In addition, Tilia International requested that the International Trade Commission (ITC) investigate the Company and two other unrelated companies. In both the federal court action and in its complaint to the ITC, Tilia International claimed that the Rival Seal-A-Meal® vacuum seal food storage device infringes certain patent claims allegedly owned by Tilia International. In the federal court action, Tilia International also contended that the Company’s food storage bags infringe certain patent claims allegedly owned by Tilia International. The Company denied these allegations and aggressively litigated the matter. Following a December 2003 decision by the ITC which denied Tilia’s request for a temporary exclusion order against Rival, the Company and Tilia reached an agreement which resulted in the dismissal of both the ITC action and the federal court case.

      The Company also faces exposure to voluntary or mandatory product recalls in the event that our products are alleged to present a “substantial product hazard” under applicable law. In 2003, the Company received communications from the United States Consumer Products Safety Commission (“CPSC”), requesting information concerning a limited number of Crock-Pot® slow cooker models. The CPSC and the Company currently are assessing the situation, in particular, whether the models identified present a substantial product hazard and whether corrective action, such as a recall, is warranted. On March 17, 2004, Company representatives met with the CPSC to discuss the situation further, and discussions are likely to continue in the second quarter of 2004. At the present time, the Company is unable to determine whether, and if so to what extent, corrective action, in the form of a product recall or otherwise, will be necessary and/or taken. As a result, the Company is unable to determine the costs, if any, which will be incurred by the Company as a result of any action taken following the conclusion of the discussions with the CPSC. The Company does not maintain product recall insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Holmes Group, Inc. is privately-owned and there is no public trading market for our equity securities.

PART II

Item 6.	Selected Financial Data

      The following selected financial data as of and for the years ended December 31, 1999 through December 31, 2003, set forth below, have been derived from our audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements, including the notes thereto, included elsewhere in the Annual Report. A reconciliation between operating income presented in accordance with GAAP in the consolidated statement of operations and EBITDA, along with restructuring charges and certain significant items which impacted results during the five years ended December 31, 2003 is provided as part of this table.

	Year Ended December 31,

	2003		2002		2001		2000		1999

					(Dollars in thousands)
Statement of Operations Data:
Net sales(1)	$623,756		$608,554		$612,240		$500,810		$497,860
Gross profit(2)	191,099		163,977		149,969		118,605		133,552
Selling and administrative expenses(1)(3)	115,618		120,566		124,315		110,663		99,307
Restructuring costs(4)	1,899		28,006		1,744		340		2,439
Operating income	73,582		15,405		23,910		7,602		31,806
Income (loss) before cumulative effect of change in accounting principle(5)	52,178		21,934		(15,555)		(32,170)		1,812
Cumulative effect of change in accounting principle(6)	—		(79,838)		—		—		—
Net income (loss)(5)	52,178		(57,904)		(15,555)		(32,170)		1,812
Other Data:
Ratio of earnings to fixed charges(7)	2.9	x	1.7	x	0.7	x	0.3	x	1.0x
EBITDA(8)	85,374		64,390		42,242		24,331		50,330
Depreciation and amortization	10,747		13,989		16,180		15,737		15,133
Capital expenditures	12,917		14,554		17,020		28,341		17,614
Balance Sheet Data:
Cash and cash equivalents	6,080		8,426		10,115		3,017		6,647
Working capital	136,825		140,137		171,081		203,473		211,646
Total assets	311,563		322,844		438,355		452,854		455,492
Total long-term debt	198,197		266,100		344,704		360,361		338,710
Total stockholders’ equity (deficit)	(18,560)		(74,516)		(9,383)		5,474		37,800

(1)	Net sales and operating costs for 1999 through 2001 have been restated to reflect the reclassification of co-operative advertising costs, which had previously been included in expenses, as a deduction from net sales. Net sales included $16.8 million in 2001, $11.6 million in 2000 and $12.1 million in 1999 related to the Pollenex® personal comfort business which was sold in January 2001.

(2)	Gross profit in 2002 included $7.2 million of inventory writedowns in connection with the Company’s decision to exit its domestic manufacturing operations.

(3)	Selling and administrative expenses in 2001 included a charge of $14.1 million taken in connection with the Kmart bankruptcy.

(4)	Restructuring costs in 2003 and 2002 represent expenses and asset impairment charges primarily related to the Company’s decision to exit manufacturing operations in the United States. Restructuring costs in 2001, 2000 and 1999 related to facility closings associated with the integration of the Rival business. See Note 7 to the consolidated financial statements.

(5)	Net income (loss) in 2002 included pre-tax gains of $9.5 million related to the sale of the Pollenex® business and $22.4 million on the repurchase of $36.2 million principal amount of the Company’s Senior Subordinated Notes.

(6)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. In connection with the adoption of the new Standard, the Company recorded a non-cash impairment charge of $79.8 million

(7)	For purposes of determining the ratio of earnings to fixed charges, earnings represent income before income taxes, plus equity in earnings from joint venture and fixed charges as presented, without adjustment for the items discussed in (8) below. Fixed charges consist of interest expense on all indebtedness plus the portion of rental payments on operating leases that is considered representative of the interest factor.

(8)	The Company defines EBITDA as the total of operating income before depreciation and amortization, other income and expense items and joint venture earnings. EBITDA is presented because it is a widely accepted measure to provide information regarding a company’s ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with generally accepted accounting principles (GAAP), or as a measure of a company’s profitability or liquidity. Additionally, our calculation of EBITDA may differ from that performed by other companies, and thus the amounts disclosed may not be directly comparable to those disclosed by other companies. A reconciliation between operating income presented in accordance with GAAP in the consolidated statements of operations and EBITDA, along with restructuring charges and certain significant items for the five years ended December 31, 2003 is as follows:

	2003	2002	2001	2000(a)	1999

Operating income — GAAP	$73,582	$15,405	$23,910	$7,602	$31,806
Depreciation and amortization, net(b)	9,733	12,989	12,876	12,763	12,433
Amortization of goodwill(c)	—	—	2,494	2,597	2,700
Other income (expense)	(489)	33,006	608	758	2,489
Equity in earnings of joint venture	2,548	2,990	2,354	611	902

EBITDA	$85,374	$64,390	$42,242	$24,331	$50,330

Restructuring and certain significant income (expense) items included in EBITDA:
Restructuring costs	(1,899)	(28,006)	(1,744)	(340)	(2,439)
Inventory writedowns related to manufacturing restructuring	—	(7,236)	—	—	—
Trade credits asset impairment charges	(1,122)	(1,200)	—	—	—
Credit Facility amendment costs	(46)	(459)	(2,271)	(1,000)	—
Kmart bankruptcy	743	(1,089)	(14,082)	—	—
Recovery (cost) of faulty heater component	950	—	—	(3,118)	(2,196)
Acquisition integration costs	—	—	—	(2,689)	(3,380)
Gains on asset sales	—	9,488	559	—	1,700
Gain on retirement of debt	—	22,388	—	—	—
Operating results of divested businesses	—	—	—	—	(4,755)

	$(1,374)	$(6,114)	$(17,538)	$(7,147)	$(11,070)

(a)	Operating income and EBITDA amounts in 2000 were reduced by a fourth quarter charge of $25.6 million related to inventory and accounts receivable writedowns.

(b)	Net of amounts rebilled to the Company’s joint venture with General Electric.

(c)	The Company ceased amortizing goodwill in 2002 in accordance with the provisions of SFAS No. 142.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

      The Holmes Group, Inc. is a leading developer, manufacturer and marketer of quality, branded home appliances, including home environment and small kitchen electric appliances. Our home environment products include fans, heaters, humidifiers, air purifiers and lighting products. Our kitchen appliances include Crock-Pot® slow cookers, Seal-A-Meal® vacuum food sealers and Rival® roaster ovens, skillets and deep fryers, and other similar small kitchen electric appliances. Our products are sold under the Holmes®, Rival®, Crock-Pot®, Bionaire®, Seal-A-Meal®, White Mountain®, Patton®, Family Care® and Titan® brand names. We also sell products to certain retailers under licensed brand names, including General Electric®, Sunbeam® and Halls®. Our products are sold to consumers through major retail chains, including mass merchants, do-it-yourself home centers, warehouse clubs, hardware, department and specialty stores and national drug store chains.

      Sales of most of our products follow season patterns that affect our results of operations. In general, sales of fans occur predominantly from January through June, and sales of heaters and humidifiers occur predominantly from July to December. Although kitchen electrics, air purifiers, lighting products and accessories are used year-round, these products tend to draw increased sales during the winter months when people are indoors and, as a result, sales of these products tend to be greatest in advance of the winter months from July through December. Additionally, many of our kitchen products are given as gifts and, as such, sell at larger volumes during the holiday season. When holiday shipments are combined with seasonal products, our sales during the months of August through November are generally at a higher level than during the other months of the year. In addition to the seasonal fluctuations in sales, we experience seasonality in gross profit, as margins realized on fan products tend to be lower than those realized in kitchen electrics and other home environment products.

      A summary of the risks and uncertainties which may affect future performance is presented on pages 2 and 3 of this Form 10-K and a discussion of the “risk factors” affecting our business is presented on pages 10 through 13 of this Annual Report. Risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 10-Q and 10-K and the Company’s most recent Registration Statement on Form S-4 (File No. 333-77095).

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

      We believe the most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with management’s evaluation of the allowance for doubtful accounts, reserves for inventory valuation, accruals for product returns, as well as those used in the determination of liabilities related to litigation, product liability and taxation. In addition, significant estimates are used for reserves associated with warranty obligations, restructuring actions and employee benefits.

      The following critical accounting policies affect the most significant estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts and Customer Deductions

      We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers using multiple sources of information and analyze such factors as our historical bad debt experience, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns We also establish reserves to cover sales incentives offered to and deducted by our customers. These accruals include programs such as co-operative advertising, volume incentives and other sales allowances. These assessments require significant judgment. If the financial condition of our customers were to worsen, or if our customers claim allowances in excess of our accruals, additional write-offs may be required, resulting in costs that are not included in the allowance for doubtful accounts at December 31, 2003.

Inventory Reserves

      We value our inventory at the lower of cost or market, and regularly review the book value of discontinued product lines and current and expected market conditions, to determine if these items are properly valued. If market value is less than cost, we write down the related inventory to net realizable value using estimates of our eventual selling price for the products. We regularly evaluate the composition of our inventory to identify slow-moving and obsolete inventories to determine if additional write-offs are required. Changes in consumer purchasing patterns, however, could result in the need for additional write-offs.

Product Returns

      We establish reserves for product returns based on historical experience due to the seasonal nature of our business. In addition, we monitor product quality and returns activity throughout the year and subsequent to the year-end based on ongoing customer communications. If necessary, we record additional accruals to reflect unfavorable trends, such as counterseasonal weather that may increase returns.

Income Taxes

      We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine if a valuation allowance is necessary. At December 31, 2003, the Company had $17.1 million and $62.0 million of federal and state net operating loss carryforwards, respectively, which can be used to offset future taxes on income earned in the United States. We also have a federal tax refund claim, which is pending at December 31, 2003, involving the carryback of $11.7 million of net operating losses. We have established valuation allowances against deferred tax assets as the Company’s ability to generate sufficient taxable income to ensure realization of all deferred tax assets cannot be assured. An assessment of the realization of deferred tax assets requires estimates of future taxable income. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. In 2003, after considering all available positive and negative evidence, the Company decreased the valuation allowance by $5.6 million. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to the recorded valuation allowance. Also, we use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances known at that time, while the actual effective tax rate is calculated at year-end. This estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the period in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate. The preparation of federal and state tax returns requires interpretations, judgments and estimates which are subject to the review and audit of taxing authorities. We believe that the results of audits will not materially change tax filings or adversely affect earnings.

Restructuring Reserves

      During 2002, we established reserves and accruals related to the costs associated primarily with our decisions to close certain manufacturing and distribution facilities in the United States. We made judgments and estimates on the net realizable value and timing of the sales of the assets associated with these decisions.

Substantially all of the assets affected by our restructuring actions were sold during 2003, resulting in an immaterial gain.

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

Results of Operations

      The following table presents our operating results for the three years ended December 31, 2003 as a percentage of net sales:

	For the Years Ended
	December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.4%	73.1%	75.5%

Gross profit	30.6%	26.9%	24.5%
Selling and administrative expenses	18.5%	19.8%	20.3%

Operating profit before restructuring costs	12.1%	7.1%	4.2%
Restructuring costs	0.3%	4.6%	0.3%

Operating income	11.8%	2.5%	3.9%
Interest expense	4.1%	4.9%	6.2%
Other expense (income), net	—	(5.5)%	(0.1)%
Income tax expense (benefit)	(0.3)%	—	0.7%
Equity in earnings from joint venture	(0.4)%	(0.5)%	(0.4)%

Income (loss) before cumulative effect of accounting change	8.4%	3.6%	(2.5)%

Comparison of Years Ended December 31, 2003 and December 31, 2002

Net Sales

      During 2003, net sales increased $15.2 million or 2.5% as compared to the net sales achieved in 2002. Sales of Rival® kitchen appliances increased 1% during 2003, following the 24% revenue gain achieved in 2002. During 2003, the initial shipments of the Seal-A-Meal® vacuum food sealer product line and a 65% sales increase in the Rival® roaster oven and skillet product categories offset a 6% decline in sales of Crock-Pot® slow cookers.

      Sales of Holmes® and Bionaire® home environment products decreased 2% during 2003 as the fan segment of the market remained extremely competitive. Fan sales decreased 23% in 2003 as compared to 2002 with the Company focusing on higher price point models in an effort to improve profitability. The unseasonably cool start to the 2003 summer season also negatively affected sales in the fan category. This sales decrease was offset to a large extent by a successful winter season as sales of heaters and humidifiers in 2003 increased by 19% from the 2002 sales level.

      International sales in 2003 increased 21% from 2002 with all of the Company’s major markets posting higher revenues. The sales growth was led by continuing increases in Canada and Europe. Currency exchange rates had a favorable impact on international sales trends, accounting for approximately 5% of the revenue increase in 2003. Sales of motors, which are manufactured by our facility in China, to our joint venture with General Electric totaled $21.1 million in 2003, an increase of 20% from 2002’s net sales.

Gross Profit

      Gross profit totaled $191.1 million in 2003, an increase of $27.1 million or 16.5% above the 2002 level. The Company’s gross profit percent improved 3.7 percentage points during the year, finishing at 30.6% in 2003 compared to 26.9% in 2002. The 2002 gross profit performance was reduced by $7.2 million of inventory writedowns related to closure of the Company’s domestic manufacturing operations. After removing the effects of these writedowns, the 2003 gross profit percent improved 2.5 percentage points from 2002’s adjusted rate of 28.1%. Both the kitchen and the home environment businesses showed improved margins in 2003 due to the shift of production to lower cost resources in the Far East. Changes in sales mix also helped the gross profit performance in the home environment business as margins on the growing winter product lines tend to be better than on the fan category. During 2003, the Company incurred $1.1 million of unfavorable manufacturing variances related to the domestic facilities which were closed effective January 31, 2003. These variances were lower than in 2002 when the domestic manufacturing performance reduced gross profit by $3.5 million or 0.6% of net sales. Gross profit in 2003 was also favorably impacted by a cost recovery of $0.9 million from the settlement of a claim against a former supplier.

Selling and Administrative Expenses

      In 2003, selling and administrative expenses decreased $4.9 million or 4.1% below the spending level in 2002. Operating expenses represented 18.5% of net sales in 2003 compared to 19.8% in 2002. Bad debt expense decreased $5.9 million in 2003 as compared to 2002. The current year’s provision includes a recovery of $0.7 million realized upon the sale of the Company’s Kmart bankruptcy claim to a financial institution, while the 2002 expense included a charge of $3 million related to the bankruptcy of a distributor and a provision of $0.7 million based on an updated assessment of the fair value of the Company’s Kmart receivables. Information technology expenses decreased $2.4 million during 2003 as costs in 2002 included $4.7 million of expenses related to the implementation of new computer systems. Distribution and warehousing costs were also lower in 2003, decreasing $1.1 million or 5.4% from 2002 due to the facility consolidations included in last year’s restructuring actions. In 2003, these cost decreases were partially offset by $1.5 million of higher legal expenses, $2.2 million of increased international expenses to support the sales growth of 21%, $1.5 million of additional engineering costs related to new product development initiatives and $1.4 million of increased advertising spending related to product introductions in the Company’s Crock-Pot® slow cookers, Seal-A-Meal® vacuum food sealers and Holmes® air purifier product lines.

Restructuring Costs

      Restructuring costs totaled $1.9 million in 2003, substantially below the $28 million of restructuring costs incurred in 2002, which were primarily related to the closing of the Company’s domestic manufacturing operations. The 2003 restructuring expenses include a non-cash charge of $1.6 million related to the Company’s pension plan for employees at the closed facilities. During 2003, the Company expended $5.1 million of cash to pay for severance and facility exit costs that were accrued in 2002 and expects to disburse approximately $1.5 million of cash for remaining accruals during 2004 and 2005. The Company does not expect any material changes to the accruals for these restructuring actions.

Interest Expense and Other Expense (Income)

      During 2003, interest expense decreased $4.2 million or 14.3% below 2002 due primarily to reduced levels of bank borrowings. The weighted average borrowings outstanding under the Company’s Revolving Credit Facility totaled $63.7 million in 2003, a reduction of 25.1% from the average borrowings of $85 million in 2002. The Company also repaid $14.5 million of term loans during 2003 through scheduled principal payments and the proceeds from asset sales. Interest rates on the Company’s Credit Facility borrowings averaged 5.3% during 2003, a reduction of 50 basis points from the 5.8% rate in 2002 due to the generally favorable interest rate environment during the year.

      Other income and expense items reduced pre-tax earnings by $0.5 million in 2003 compared to an income increase of $33 million in 2002. Other expense in 2003 includes $1.0 million of losses related to the sale of accounts receivable from certain customers, including Kmart Holding Corporation, to a financial institution as part of a credit risk management strategy. Other income in 2002 included gains of $9.5 million related to the sale of the Company’s Pollenex® business and $22.4 million from the repurchase of Senior Subordinated Notes.

Income Taxes

      During 2003, the Company recorded an income tax benefit of $1.9 million compared to a tax benefit of $0.1 million in 2002. The tax benefit in 2003 includes a $5.6 million impact associated with a reduction in the Company’s deferred tax valuation allowance based on a reassessment made during the fourth quarter of 2003 concerning the realizability of future tax benefits. In 2002, the tax benefit included $5.1 million in tax refunds related to additional net operating loss carrybacks which were made possible by recent tax law changes.

Equity in Earnings of Joint Venture

      Under the equity method of accounting, the Company recorded $2.5 million of income in 2003 and $3 million in 2002 related to its joint venture with General Electric Company involving the manufacture and sale of motors.

Net Income and EBITDA

      Net income in 2003 totaled $52.2 million compared to a net loss of $57.9 million in 2002. The 2002 net loss included a non-cash impairment charge of $79.8 million representing the cumulative effect of an accounting change related to implementation of Statement of Financial Accounting Standards. No. 142, “Goodwill and Other Intangible Assets.” Income before cumulative effect of change in accounting principle increased $30.3 million during 2003 as compared to the adjusted net income of $21.9 million in 2002. In 2003, EBITDA totaled $85.4 million, above the 2002 EBITDA of $64.4 million by $21 million or 32.6%. EBITDA was reduced by restructuring costs and certain significant income and expense items totaling $1.4 million in 2003 and $6.1 million in 2002.

Comparison of Years Ended December 31, 2002 and December 31, 2001

Net Sales

      During 2002, net sales decreased $3.7 million or 0.6% as compared to the sales total achieved in 2001. After excluding $16.8 million in sales of the Pollenex® business, a line of personal care products which the Company sold in January 2002, from the 2001 net sales total, the Company’s experienced a sales increase of $13.1 million in 2002, or 2.2% above the adjusted 2001 sales level. The Company’s sales performance in 2002 was highlighted by the Rival® kitchen appliance business which produced a 24% sales increase as compared to 2001’s revenue total. A more diverse product line in new cooking appliance categories such as roaster ovens, skillets and deep fryers contributed to the sales increase in the kitchen business. Rival’s core product categories of Crock-Pot® slow cookers and ice cream freezers also showed higher sales in 2002 as new products delivered increased revenues.

      The kitchen sales increase was partially offset by reduced sales of Holmes® and Bionaire® home environment products due to increased competition during 2002. Sales levels were below 2001 by 15% with all product lines in the home environment business producing lower revenues during the year. The largest sales decline occurred in the fan product line due to the Company’s decision to de-emphasize lower margin categories in 2002 in an effort to improve overall profitability.

      International sales in 2002 increased 17% from 2001 due to increased activity in Canada and Europe. Sales of motors, which are manufactured by our facility in China, to the joint venture with General Electric totaled $17.6 million in 2002 compared to $17.1 in motor sales during 2001.

Gross Profit

      Gross profit totaled $164 million in 2002, an increase of $14 million or 9.3% above the 2001 level. The Company’s gross profit percent improved 2.4 percentage points during the year to finish at 26.9% in 2002 compared to 24.5% in 2001. During 2002, the Company’s gross profit was reduced by $7.2 million of inventory writedowns related to the decision to close its domestic manufacturing operations. Excluding these writedowns, gross profit would have been 28.1% of net sales, an improvement of 3.6 percentage points above the 2001 gross profit rate. Both of the Company’s major businesses showed gross profit improvements, with the kitchen business benefiting from product innovation and favorable sales trends and the profitability of the home environment business favorably affected by the move away from less profitable, opening price point products. The Company’s domestic manufacturing operations, which were closed effective January 31, 2003, had unfavorable variances of $3.5 million during 2002, slightly below the unfavorable variances of $4 million incurred in 2001.

Selling and Administrative Expenses

      In 2002, selling and administrative expenses decreased $3.7 million or 3% from the spending total in 2001. These expenses represented 19.8% of net sales in 2002 compared to 20.3% in 2001. The Company’s bad debt provision decreased substantially during 2002, $6.1 million in 2002 compared to $15.2 million last year, as the 2001 expense included charges of $14.1 million related to the bankruptcy filing of Kmart. The 2002 bad debt expense included a charge of $0.7 million to further adjust the Kmart pre-bankruptcy receivables to net realizable value and a charge of $3 million related to the bankruptcy of a distributor. After removing the impact of the Kmart bankruptcy, selling and administrative expenses increased $9.7 million during 2002 as compared to 2001. The increased spending in 2002 included $4.7 million of expenses related to the implementation of new computer systems, higher legal costs of $1 million and $1 million in increased insurance costs. Expenses in 2002 also included an impairment charge of $1.2 million related to unused trade credits based on a re-examination of the Company’s plan to use these credits.

Restructuring Costs

      During 2002, the Company provided for $28 million in restructuring costs related to actions initiated during the year. Restructuring costs were substantially higher than in 2001 when the Company incurred $1.7 million of costs related to the closure of a manufacturing facility in Missouri. In December 2002, the Company announced the shift of all manufacturing activities to its facilities in southern China and to independent suppliers in the Far East resulting in the closure of three domestic manufacturing facilities in January 2003, the phase-out of two distribution centers in Clinton, Missouri and Worcester, Massachusetts and the shutdown of an administrative office in Kansas City, Missouri. The Company also announced the closing of a distribution center in Sedalia, Missouri during 2002. The restructuring costs in 2002 included $19.9 million of non-cash asset impairment charges to writedown redundant property and equipment to their net realizable value, $4 million of severance and benefit costs for approximately 750 employees and $4.1 million of facility exit and lease termination costs.

Interest Expense and Other Income

      Interest expense was lower by $8.3 million in 2002 than in 2001 reflecting the Company’s lower debt level and reduced interest rates, which were in effect during 2002. The repurchase of $36.2 million of the Company’s Senior Subordinated Notes in March 2002 reduced interest expense by approximately $2.2 million during 2002. Interest expense related to the Company’s Credit Facility was also lower in 2002 as the term loan portion of the facility was reduced by continuing principal payments and the application of the $15.1 million in cash proceeds from the sale of the Pollenex® business in January 2002. During 2002, the average outstanding balance on the Revolver portion of the Credit Facility totaled $85 million, a reduction of 23% below the average outstanding balance of $110.2 million during 2001. In 2001, interest expense had also included a charge of $1 million related to the issuance of warrants to the lenders to acquire up to 5% of the Company’s common stock at $5.04 per share. Non-cash interest costs, representing the amortization of debt issuance costs and fees related to the guaranties provided by Berkshire Partners, totaled $7 million in 2002 compared to $5.7 million in 2001.

      Other income in 2002 totaled $33.0 million compared to $0.6 million of income in 2001. The 2002 amount included gains of $9.5 million related to the sale of the Pollenex® business in January 2002 and $22.4 million from the repurchase of $36.2 million of the Company’s Senior Subordinated Notes in March 2002. Other income in 2001 included a gain of $0.6 million related to the sale of a manufacturing facility which had been closed during 2000.

Income Taxes

      During 2002, the Company recorded an income tax benefit of $0.1 million compared to income tax expense of $4.5 million in 2001. In 2002, a tax benefit of $5.1 million related to additional net operating loss carrybacks, which were made possible by recent tax law changes in the United States, more than offset other income tax expense. Tax benefits related to domestic losses during 2001 were not recorded in the consolidated financial statements as there was no assurance that these tax benefits would be realized.

Equity in Earnings of Joint Venture

      The Company recorded $3 million in earnings from our joint venture with General Electric during 2002 compared to earnings of $2.4 million in 2001.

Cumulative Effect of Accounting Change

      The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. In connection with adopting this Standard, the Company, assisted by independent valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. The results of this testing indicated that the carrying values of the goodwill asset for both the home environment and kitchen reporting units exceeded the estimated fair value of the units as determined utilizing various valuation techniques, including discounted cash flow and comparative market analysis. Accordingly, a non-cash impairment charge was recognized as a change in accounting principle as of the beginning of 2002. The impairment charge was $79.8 million on a before and after-tax basis.

Net Loss and EBITDA

      As a result of the cumulative effect of the accounting change and the restructuring charges described above, the Company incurred a net loss of $57.9 million during 2002 compared to a net loss of $15.6 million in 2001. In 2002, EBITDA totaled $64.4 million, an increase of $22.2 million or 52.6% above the $42.2 million of EBITDA earned in 2001. EBITDA was reduced by restructuring costs and certain significant income and expense items totaling $6.1 million in 2002 and $17.5 million in 2001.

Liquidity and Capital Resources

Analysis of Cash Flows

      Following the Company’s recapitalization transaction in November 1997 and the Rival acquisition in February 1999, we have funded our liquidity requirements with cash flows from operations and borrowings under our Credit Facility. Our primary liquidity requirements have been for working capital, to service our indebtedness and to fund capital expenditures. While there can be no assurance, we believe that existing cash resources, cash flows from operations and borrowings under the Credit Facility, as most recently amended, will be sufficient to meet our liquidity needs for the next twelve months. The Company’s $171 million Revolving Credit Facility expires in January 2005. We are in the process of carefully evaluating our financing requirements and we expect to refinance our borrowing arrangements during the second quarter of 2004.

      The Company’s cash and cash equivalents decreased to $6.1 million at December 31, 2003, from $8.4 million at December 31, 2002. Cash provided by operations was $70.0 million in 2003 and $50.9 million in 2002. Operating earnings, adjusted for non-cash items, improved to $69.0 million in 2003 as compared to adjusted operating earnings of $40.0 million in 2002. Changes in other operating assets and liabilities provided $1.0 million of cash in 2003 compared to $10.9 million in 2002. While inventory levels at December 31, 2003 were essentially even with last year, accounts receivable balances decreased from the year ago levels, down $8.8 million or 6.8% from the accounts receivable amount at December 31, 2002. Days sales outstanding (DSO) at December 31, 2003 stood at 52 days, 8.8% below the DSO statistic of 57 days in 2002. Inventory turnover was 3.4 times during 2003, below the 3.7 turnover statistic in 2002 by 8.1%. The Company carried higher inventory levels in the first half of 2003 to ensure that the manufacturing transition to the Far East did not impact service to its customers.

      Cash used for investing activities in 2003 totaled $3 million, while investing activities provided $3 million of cash in 2002. In both years, cash flows included proceeds from asset sales with the 2003 amount including $6.9 million in cash from the sale of assets related to the domestic manufacturing operations shut down in January 2003 and the 2002 amount including $15.1 million in cash proceeds received in connection with the sale of the Pollenex® division in January 2002. These cash proceeds were offset by amounts invested in capital expenditures for property and equipment, $12.9 million during 2003 and $14.6 million in 2002. We expect to spend approximately $16 million on capital expenditures in 2004, primarily related to the expansion of our China manufacturing facilities, and on-going tooling costs to support new product development initiatives. The Company also received $2.7 million in earnings distributions from its joint venture with General Electric in 2003 compared to cash distributions of $2.5 million in 2002.

      Cash used for financing activities in 2003 and 2002 was $70.5 million and $55.4 million, respectively, as borrowings outstanding under the Company’s Credit Facility were repaid. Cash used for financing in 2002 also included the use of $11.5 million in cash to repurchase $36.2 million of our outstanding Senior Subordinated Notes. The outstanding Revolver portion of our Credit Facility totaled $28.2 million at December 31, 2003, a reduction of $56.0 from the $84.2 million outstanding balance at the end of 2002. During 2003, the average outstanding balance on the Revolver portion of the Credit Facility totaled $63.7 million, 25.1% below the average outstanding balance of $85.0 million during 2002.

      The Company recorded pension liabilities at December 31, 2003 and 2002, which totaled $6.5 million and $5.8 million, respectively. These liabilities were created based on the shortfall of plan assets versus the accumulated benefit obligation. The Company’s pension liabilities are developed from actuarial calculations and valuations. Inherent in these valuations are assumptions, including discount rates and the expected return on plan assets. The expected long-term rate of return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management. The expected long-term rate of return used for fiscal year 2003 was 8.0%, which is lower than the 9.0% rate used 2002, primarily due to market conditions. The discount rate used for the calculation of plan liabilities at December 31, 2003 was 6.25%, which is 25 basis points below the 6.5% rate used in 2002. We consider market conditions, including changes in interest and investment rates, in developing these assumptions. Pension expense was $3.3 million in 2003 and $1.0 million in 2002. The 2003 pension expense amount included a charge of $1.6 million under the plan curtailment accounting provisions of FAS No. 88. Pension expense, determined in accordance with FAS 87, is expected to be approximately $1.6 million in fiscal 2004. During 2002 and 2003, we were not required to make cash contributions to the Company’s defined benefit pension plan. Current actuarial estimates anticipate a pension cash contribution of approximately $2.3 million for 2004, and as such, this portion of the minimum pension liability is included in current liabilities at December 31, 2003.

Financing Arrangements

      As part of the 1997 recapitalization transaction, we issued $105.0 million of 9.875% Senior Subordinated Notes due November 2007 (the Notes), and an additional $31.3 million of Notes to partially finance the Rival acquisition in 1999. While we may repurchase Notes from time to time in open market or privately negotiated transactions, the Notes are also subject to redemption at any time at our option, in whole or in part, at stated

redemption prices. The payment of principal and interest on the Notes is subordinated to the prior payment in full of all of our senior debt, including borrowings under the Credit Facility. The Notes are cross-defaulted to payment defaults under the Credit Facility.

      In March 2002, the Company and its lending group agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004. Under the Fifth Amendment, the lenders committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B is supported by the guarantee of Berkshire Partners, the Company’s majority shareholder. Actual availability under these revolving credit facilities, which was $115.1 million at December 31, 2003, is subject to a borrowing base formula based on inventory and accounts receivable. In December 2003, the Company and its lending group agreed to a Sixth Amendment to the Credit Facility which extended the maturity dates of Revolving Credit Loans A and B to January 3, 2005 and January 4, 2005, respectively. The maturity dates of Term Loans A and B remained February 5, 2005 and February 5, 2007, respectively. As a result of maturity dates of the Revolving Credit Facility and Term Loan A, the current portion of the Credit Facility will substantially increase in the Company’s financial statements for the three-month period ending March 31, 2004.

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

      In conjunction with the Fifth Amendment in March 2002, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest on the Notes, which was funded with proceeds of the Revolving Credit Loan B. The Notes repurchased were retired and cancelled. This transaction resulted in a gain of $22.4 million, which is included in other income in the consolidated statement of operations for the year ended December 31, 2002. The Company may consider repurchases of additional Notes in the future utilizing utilize the proceeds of the Credit Facility for this purpose.

      As a result of the Note repurchase transaction, the January 2002 sale of the Pollenex® business and improvements in profitability and operating cash flow, we made substantial progress in reducing our debt level during the last two years. Total debt amounted to $204.8 million at December 31, 2003, a reduction of $70.4 million or 25.6% below the 2002 year-end debt level of $275.2 million. Total debt has been reduced by $148.4 million in the past two years such that the debt level at December 31, 2003 is 42% lower than the outstanding borrowings of $353.2 million in December 2001. The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

		Less Than		After 3
	Total	1 Year	1-3 Years	Years

	(In thousands)
Long-term debt — variable rate	$105,159	$6,594	$98,565	—
Long-term debt — fixed rate	99,632	—	99,632	—
Non-cancelable operating lease obligations	59,266	10,267	20,498	$28,501
Outstanding letters of credit	7,283	7,283	—	—
Purchase commitments for capital expenditures	6,598	6,598	—	—
Pension obligation contributions	2,628	2,299	329	—

Investor Conference Call

      Following our press release announcing fourth quarter results, Holmes’ management held a telephone conference call on March 4, 2004 in order for investors and other interested stakeholders to hear management’s views on our results of operations during the year ended December 31, 2003. A replay of this call is available until April 4, 2004. If you are interested in accessing the replay, please call Ms. Kay Ford, Executive Assistant, at (508) 422-1642 for access instructions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 2003, the carrying value of our debt totaled $204.8 million. The fair value approximated $208.0 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact earnings and cash flows, assuming other factors are held constant.

      At December 31, 2003, the Company had fixed rate debt of $99.6 million and variable rate debt of $105.2 million. Assuming a constant debt level, a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $1.0 million. Based on the amounts of variable rate debt outstanding at December 31, 2003, the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.0 million, net of tax, holding other variables constant.

ITEM 8.	Financial Statements and Supplementary Data

II —	Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of The Holmes Group, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Holmes Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, and changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 19, 2004 except for Note 14,
as to which the date is March 18, 2004

THE HOLMES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands except
	share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,080	$8,426
Accounts receivable, net of allowances of $7,043 in 2003 and $18,351 in 2002	119,631	128,409
Inventories	110,957	110,236
Prepaid expenses and other current assets	4,864	4,817
Deferred income taxes	12,317	5,067

Total current assets	253,849	256,955
Assets held for sale	—	6,466
Property and equipment, net	44,805	42,446
Deposits and other assets	3,097	837
Debt issuance costs, net	5,885	10,184
Deferred income taxes	3,927	5,956

	$311,563	$322,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	49,634	44,267
Current portion of Credit Facility	6,594	9,078
Accrued income taxes	8,708	7,405
Accrued expenses and other current liabilities	48,969	53,101
Current portion of pension obligation	2,299	—
Deferred income taxes	820	2,967

Total current liabilities	117,024	116,818
Long-term portion of Credit Facility	98,565	166,556
Senior Subordinated Notes	99,632	99,544
Long-term portion of pension obligation	4,191	5,840
Other liabilities	8,587	7,613
Deferred income taxes	2,124	989
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value. Authorized — 28,500,000 shares;
Issued and outstanding — 20,331,566 shares	20	20
Additional paid in capital	68,874	68,874
Accumulated other comprehensive income (loss)	(3,453)	(7,231)
Treasury stock, at cost — 880 shares	(62,076)	(62,076)
Retained earnings (deficit)	(21,925)	(74,103)

Total stockholders’ equity (deficit)	(18,560)	(74,516)

	$311,563	$322,844

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net sales	$623,756	$608,554	$612,240
Cost of sales	432,657	444,577	462,271

Gross profit	191,099	163,977	149,969
Selling and administrative expenses	115,618	120,566	124,315
Restructuring costs	1,899	28,006	1,744

Operating income	73,582	15,405	23,910
Other income and expense:
Interest expense	25,389	29,615	37,900
Gain on sale of business	—	(9,488)	—
Gain on retirement of debt	—	(22,388)	—
Other, net	489	(1,130)	(608)

	25,878	(3,391)	37,292

Income (loss) before income taxes, equity in earnings from joint venture and cumulative effect of change in accounting principle	47,704	18,796	(13,382)
Income tax expense (benefit)	(1,926)	(148)	4,527
Equity in earnings from joint venture	(2,548)	(2,990)	(2,354)

Income (loss) before cumulative effect of change in accounting principle	52,178	21,934	(15,555)
Cumulative effect of change in accounting principle	—	(79,838)	—

Net income (loss)	$52,178	$(57,904)	$(15,555)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net income (loss)	$52,178	$(57,904)	$(15,555)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,149	(187)	(243)
Minimum pension liability adjustment	2,629	(7,042)	—

Comprehensive income (loss)	$55,956	$(65,133)	$(15,798)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
	Common Stock			Other			Total
	$.001 Par Value		Additional	Comprehensive		Retained	Stockholders’
			Paid In	Income	Treasury	Earnings	Equity
	Shares	Par	Capital	(Loss)	Stock	(Deficit)	(Deficit)

	(In thousands)
Balance at December 31, 2000	20,337	$20	$67,915	$241	$(62,058)	$(644)	$5,474
Issuance of stock warrants and repurchase of treasury stock	(5)	—	959	—	(18)	—	941
Foreign currency translation adjustments	—	—	—	(243)	—	—	(243)
Net loss	—	—	—	—	—	(15,555)	(15,555)

Balance at December 31, 2001	20,332	20	68,874	(2)	(62,076)	(16,199)	(9,383)

Foreign currency translation adjustments	—	—	—	(187)	—	—	(187)
Minimum pension liability adjustment	—	—	—	(7,042)	—	—	(7,042)
Net loss	—	—	—	—	—	(57,904)	(57,904)

Balance at December 31, 2002	20,332	20	68,874	(7,231)	(62,076)	(74,103)	(74,516)

Foreign currency translation adjustments	—	—	—	1,149	—	—	1,149
Minimum pension liability adjustment	—	—	—	2,629	—	—	2,629
Net income	—	—	—	—	—	52,178	52,178

Balance at December 31, 2003	20,332	$20	$68,874	$(3,453)	$(62,076)	$(21,925)	$(18,560)

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$52,178	$(57,904)	$(15,555)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,747	13,989	16,180
Amortization of debt related costs and other non-cash interest	6,902	7,010	5,678
Provision for doubtful accounts	236	6,134	15,219
Loss on disposal of assets	33	884	564
Gain on sale of business	—	(9,488)	—
Gain on retirement of debt	—	(22,388)	—
Cumulative effect of change in accounting principle	—	79,838	—
Deferred income taxes	(3,814)	790	1,528
Restructuring and other asset impairment charges	1,122	21,090	417
Pension plan settlement charge, net	1,581	—	487
Changes in operating assets and liabilities:
Accounts receivable	5,849	4,614	(34,969)
Inventories	(721)	(11,539)	27,855
Prepaid expenses and other current assets	(1,169)	500	1,140
Deposits and other assets	(5,414)	1,094	305
Accounts payable	5,367	7,524	6,311
Accrued expenses and other liabilities	(1,753)	7,761	9,350
Accrued income taxes	(1,116)	948	1,740

Net cash provided by operating activities	70,028	50,857	36,250
Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	6,883	15,100	2,228
Distribution of earnings from joint venture	2,693	2,472	1,876
Purchases of property and equipment	(12,917)	(14,554)	(17,020)
Cash received from joint venture partner	293	—	700

Net cash provided by (used for) investing activities	(3,048)	3,018	(12,216)
Cash flows from financing activities:
Repayments of Credit Facility	(70,475)	(42,248)	(14,543)
Redemption of Senior Subordinated Notes	—	(11,550)	—
Debt issuance costs	—	(1,579)	(2,393)

Net cash used for financing activities	(70,475)	(55,377)	(16,936)
Effect of exchange rate changes on cash	1,149	(187)	—

Net increase (decrease) in cash and cash equivalents	(2,346)	(1,689)	7,098
Cash and cash equivalents, beginning of period	8,426	10,115	3,017

Cash and cash equivalents, end of period	$6,080	$8,426	$10,115

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,809	$23,252	$33,305
Cash paid for (refund of) income taxes	$3,782	$(2,716)	$1,041

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      The Holmes Group, Inc. (the “Company” or “THG”), along with its wholly-owned subsidiaries, including The Rival Company (Rival) which was acquired in February 1999, designs, develops, manufactures, imports and sells consumer durable goods, including fans, heaters, humidifiers, air purifiers, small kitchen electric appliances and lighting products to retailers throughout the United States and Canada, and to a lesser extent, Europe, Latin America and Asia.

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

      The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates used in the determination of liabilities and valuation allowances related to warranty activity, taxation and restructuring allowances, collectibles of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

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

Translation of Foreign Currencies

      Assets and liabilities are of foreign entities, where the functional currency is not the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Stockholders’ equity (deficit) is translated at historical exchange rates and income, expense and cash flow items are translated at average exchange rates for the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded as an adjustment to the accumulated other comprehensive income component of stockholders’ equity (deficit). Gains and losses resulting from remeasurement of balances or transactions denominated in a currency other than the functional currency, totaling a

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss of $910,000 in 2003, a net gain of $62,000 in 2002 and a net loss of $792,000 in 2001, are included in other income and expense in the consolidated statement of operations.

Cash and Cash Equivalents

      All highly liquid debt instruments, which primarily consist of cash and money market accounts, with original maturities of three months or less are considered to be cash equivalents. Cash overdrafts are classified as accounts payable in the consolidated balance sheets.

Business and Credit Concentrations

      The Company sells its products to retailers throughout the United States, Canada, Latin America and Europe. Three customers accounted for approximately 32%, 12% and 10% of total sales in 2001. Two customers accounted for approximately 31% and 12% of consolidated sales in 2002 and approximately 31% and 13% of sales in 2003. Accounts receivable due from the two largest customers amounted to 39% and 37% of total accounts receivable at December 31, 2002 and 2003, respectively.

      Certain of the Company’s retail customers have filed for bankruptcy protection during the last three years. Management monitors and evaluates the credit status of its customers, and adjusts sales terms as appropriate. The Company maintains reserves for potential credit losses based on management’s estimates of the creditworthiness of its customers. Should conditions warrant, the Company may need to increase these reserves, which would have an adverse impact on the Company’s earnings. The Company has also entered into an agreement with an insurance company to insure the Company’s receivables from certain pre-determined customers, up to specified limits, if the customer defaults on payment.

      On January 22, 2002, Kmart Corporation, a significant customer of the Company in 2001, filed a petition for voluntary bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. With respect to the accounts receivable balances due from Kmart Corporation at December 31, 2001, management estimated and recorded an allowance for doubtful accounts of approximately $14.1 million in 2001 and increased the allowance by $700,000 during 2002 based on an updated assessment of the fair value of the receivables. During 2003, the Company recorded a bad debt recovery of $743,000 upon the sale of the Company’s Kmart claims to a financial institution.

      Kmart Corporation emerged from Chapter 11 bankruptcy protection in May 2003. In April 2003, the Company entered into an agreement with a financial institution covering the sale of accounts receivable from certain customers, including Kmart. This arrangement has been treated as a sale of financial assets in accordance with Financial Accounting Standards Board No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the receivables are removed from the Company’s consolidated balance sheet as of the date of sale. These arrangements are strictly for the purpose of insuring selected receivables. The Company pays fees based upon a percentage of the gross amount of each receivable purchased by the financial institution. Other income and expense in the 2003 consolidated statement of operations includes costs of $953,000 related to this arrangement. During 2003, the Company was obligated to repurchase the accounts receivable from the financial institution in certain circumstances if the balance remained unpaid for a period of 60 days beyond the due date of the receivable. However, if within 90 days of the repurchase transaction, the customer filed a voluntary or involuntary bankruptcy petition or publicly declared a general moratorium on payment of trade vendor obligations, the financial institution was required to repurchase the unpaid receivable from the Company. In February 2004, this agreement was amended retroactively to remove the 60 day repurchase obligation. There were no repurchase transactions under this arrangement before the February 2004 amendment. At December 31, 2003, the financial institution held $3.5 million of accounts receivable which had been purchased for cash from the Company.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Management does not believe that the Company is subject to any other unusual risks beyond the normal credit risk attendant to operating its business.

Inventories

      All inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method on approximately 8094% of inventories and the last-in, first-out method (LIFO) for the domestically manufactured component of Rival’s inventory, which represents the remaining 206% of inventory.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2002. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. An impairment loss would be recognized when estimated, undiscounted cash flows are less than recorded value of the asset. If impairment is determined to exist, the asset is written down to its estimated fair value as determined using an appraisal or a valuation using discounted cash flows.

Goodwill and Other Intangible Assets

      Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their useful lives.

      FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. The second step of the impairment test measures the amount of the impairment loss. The Company completed the transitional and annual impairment test in 2002 and concluded its goodwill was impaired (see Note 3). Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. There are no indefinite-lived intangible assets recorded as of December 31, 2002 or 2003. Deposits and other assets at December 31, 2003 include $1,778,000 related to patent license rights acquired during 2003, which are being amortized on a straight-line basis over a six-year period.

Treasury Stock

      The Company’s stockholder’s equity is net of 880 shares of treasury stock with a cost of $62.1 million. The treasury shares, which were not affected by a 1998 stock split, were repurchased as part of a recapitalization transaction in November 1997. Prior to 2003, treasury shares were presented on a post-split basis.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company adopted recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized upon transfer of title and risk of loss, which generally occurs upon shipment, or for certain shipments, upon delivery to the customer.

      Upon the recognition of revenue, the Company estimates and records, as a component of net sales, provisions for anticipated sales returns and other customer sales incentives such as volume rebates, co-operative advertising programs, warranty programs and other trade allowances. These provisions are estimated based on historical experience and negotiated arrangements with certain customers.

      Revenues for shipping and handling are recorded as net sales, while the associated costs are recorded in selling and administrative expenses in the consolidated statements of operations. Selling and administrative expenses include freight costs of approximately $11.7 million, $12.6 million and $14.0 million in 2001, 2002 and 2003, respectively.

Product Development

      Research, engineering and product development costs are expensed as incurred. These expenses totaled $11.4 million, $9.0 million and $9.8 million in 2001, 2002 and 2003, respectively.

Advertising

      Advertising costs, which are expensed as incurred and included in selling and administrative expenses in the accompanying statements of operations, totaled $0.8 million, $1.7 million and $3.1 million in 2001, 2002 and 2003, respectively. The Company also offers co-operative advertising arrangements to its retail customers. In November 2001, FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-9, “Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-9 addresses the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer’s purchase or promotion of the vendor’s products. The consensus affects revenue and expense classifications and does not change reported net income. In accordance with the consensus, the Company adopted the required accounting as of January 1, 2002, and reclassified approximately $15.8 million of co-operative advertising expenses as deductions from net sales for the year ended December 31, 2001. These costs were previously classified as selling and administrative expenses in the consolidated statement of operations.

      In conjunction with transfers of inventory in 1998, the Company received trade credits totaling $2.4 million to be used for the purchase of advertising media, merchandise or services, subject to certain limitations and cash co-payments. In 2002, the company recorded a non-cash impairment charge of $1.2 million to adjust the value of the credits to the amount expected to be utilized in a consumer advertising campaign planned for fiscal 2003. Prepaid expenses in the consolidated balance sheet included $1.1 million related to these credits at December 31, 2002. In the second quarter of 2003, the Company recorded an additional impairment charge of $1.1 million based on a re-evaluation of its plan to use these credits. While the Company may evaluate other alternatives to use the remaining trade credits before they expire in 2006, no value has been assigned to the credits as of December 31, 2003.

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

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Pension Obligations

      The Company recognizes obligations associated with its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (FAS 87). Liabilities and expenses are calculated by accredited independent actuaries. As required by FAS 87, the Company makes certain assumptions to value liabilities and to estimate the components of pension costs. These assumptions are evaluated annually, or whenever otherwise required by FAS 87, based on reviews of current plan information and current market information. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined benefits associated with post-retirement benefit plans other than pensions.

Stock Based Compensation

      As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB 25” (FIN 44). All awards were granted with an exercise price equal to fair value of the Company’s stock. Accordingly, no stock compensation expense has been recognized in the consolidated statement of operations in 2001, 2002 or 2003.

      FAS 123 requires the presentation of certain proforma information as if the Company has accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black Scholes option-pricing model. The weighted average fair value of the Company’s option grants for 2001, 2002 and 2003 was $0.80, $0.84 and $0.70, respectively, calculated utilizing the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	3.12%	4.62%	4.39%
Weighted average expected life (years)	6.0	6.0	6.0

      If compensation expense for the Company’s option grants was determined in accordance with the provisions of FAS 123, the Company’s net income (loss) for the three years ended December 31, 2003 would have been adjusted to the proforma amounts indicated below:

	2003	2002	2001

	(In thousands)
Reported net income (loss)	$52,178	$(57,904)	$(15,555)
Stock based employee compensation included in net income (loss)	—	—	—
Stock based employee compensation determined under the fair value method for all awards	(650)	(1,164)	(1,086)

Proforma net income (loss)	$51,528	$(59,068)	$(16,641)

      In 2003, the proforma adjustment is net of tax benefits of $415,000. No tax benefits were assumed in calculating the proforma net loss in 2001 and 2002 as a valuation allowance would have been recorded against these benefits.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Joint Venture

      In October 1998, the Company entered into an agreement with General Electric Company creating a limited liability corporation engaged in the manufacturing, sales and distribution of motors. The Company sells motors manufactured by HPFEL to the joint venture at fair market prices. The joint venture, GE Holmes Industries (GEHI), is owned 49% by a subsidiary of THG, the Company. GEHI had sales of $27.4 million, $28.1 million and $30.9 million during 2001, 2002 and 2003, respectively, resulting in pre-tax earnings of $4.9 million in 2001, $6.0 million in 2002 and $5.1 million in 2003. The investment in the joint venture is accounted for in the consolidated financial statements using the equity method of accounting, which requires that the Company’s share of the joint venture’s income or loss be included in the consolidated statement of operations. The Company’s portion of the joint venture earnings, which are distributed in cash on a quarterly basis, and the gross profit earned by HPFEL were as follows for the three years ended December 31, 2002 2003 (in thousands):

		Recorded as
	Recorded as	Equity in Earnings
	HPFEL	from Joint
	Gross Profit	Venture	Total

2003	$2,219	$2,548	$4,767
2002	1,939	2,990	4,929
2001	2,058	2,354	4,412

      At December 31, 2002 and 2003, accounts receivable in the consolidated balance sheet included $3.5 million and $3.4 million, respectively, representing amounts due from GEHI. The Company’s sales of motors to GEHI were approximately $17.1 million, $17.6 million and $21.1 million during the years ended December 31, 2001, 2002 and 2003, respectively.

Comprehensive Income (Loss)

      The Company accounts for comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (FAS 130). As it relates to the Company, comprehensive income (loss) is defined as net income (loss) plus the change in currency translation adjustments and the minimum pension liability adjustment.

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

      Fair values for cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses and accrued income taxes approximate their carrying values at December 31, 2002 and 2003, due to their relatively short maturity. The fair values of the Company’s Credit Facility approximate its carrying values at December 31, 2002 and 2003 because the interest rates on these borrowings approximate current market rates. The fair value of the Company’s Senior Subordinated Notes was approximately 70% in 2002 and 103% in 2003 of their carrying value.

Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13,

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Technical Corrections” in April 2002. This statement updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” The statement also amends FASB Statement No. 13, “Accounting for Leases” and certain other existing authoritative pronouncements to make technical corrections or clarifications. FAS 145 became effective for THG related to the rescission of FAS 4 and FAS 64 on January 1, 2003. FAS 145 was effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 became effective for financial statements issued after May 15, 2002. In accordance with the new standard, the Company reclassified the gain related to the Senior Notes repurchase, which was treated as extraordinary item in 2002, as a component of other income in the consolidated statement of operations.

      On December 23, 2003 the Financial Accounting Standards Board (FASB or the “Board”) released revised FASB Statement No. 132 (FAS 132), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. The requirements of the standard are effective for the Company as of December 31, 2003. These revised disclosures have been incorporated into the 2003 consolidated financial statements.

      In 2003, the FASB issued FASB Interpretation No. 46, (FIN 46), “Consolidation of Variable Interest Entities”, FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), “Consolidated Financial Statements” (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model looks to identify the “primary beneficiary” (PB) of a variable interest entity (VIE). The PB is the party that is exposed to the majority of the risk or stands to benefit the most from the VIE’s activities. A VIE would be required to be consolidated if certain specified conditions are met. While FIN 46R only slightly modified the variable interest model from that contained in FIN 46, it did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of a business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R and (iii) the addition of a list of events that require reconsideration of whether an entity is a VIE and whether an enterprise is the primary beneficiary of a VIE, rather than stating a general principle with examples as had been previously provided. Additionally, FIN 46R incorporates the guidance found in the eight final FASB Staff Positions (FSPs) that were issued as of the release of FIN 46R. For entities that exist prior to December 31, 2003, FIN 46R must be adopted no later than the beginning of the first interim period of Fiscal 2005 and the provisions of FIN 46 are not required to be adopted. For new entities created after December 31, 2003, the Company will apply FIN 46R from the first date the Company becomes involved in the potential variable interest entity. The Company is in the process of determining the impact of the provisions of FIN 46R on the consolidated financial statements.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Company does not believe that the adoption of this standard will have a material impact to the consolidated financial statements.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Change in Accounting Principle

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of FAS 142 were effective for the Company’s 2002 fiscal year and, accordingly, the Company adopted the new standard effective January 1, 2002. The Company’s consolidated balance sheet as of December 31, 2001 included goodwill with a net book value of $79.8 million as a result of the Rival acquisition in 1999. There were no other finite or infinite lived intangible assets recorded as a result of this acquisition. In accordance with the new standard, the Company has ceased goodwill amortization as of the beginning of fiscal 2002. FAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption utilizing a two-step methodology. The initial step of the process requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including the goodwill of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds the corresponding fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be evaluated in the second step of the impairment testing which places the value of the goodwill balance to that which would be accounted for under purchase accounting.

      In connection with adopting this standard, the Company, assisted by independent valuation consultants, completed the transitional testing of goodwill using a measurement date of January 1, 2002. The results of this the transitional impairment testing indicated that the carrying values of the goodwill asset for both the home environment and kitchen reporting units exceeded the estimated fair value of the units. The Company’s policy is to value goodwill and other intangible assets using a discounted cash flow and comparative market analysis. Accordingly, a non-cash impairment charge has been recognized as a change in accounting principle as of the beginning of 2002. The impairment charge, which relates to the Company’s Consumer Durables segment, was $79.8 million on a before and after-tax basis.

      Prior to the adoption of FAS 142, the Company amortized goodwill. If the Company had adopted FAS 142 in earlier periods, the net loss in 2001 would have been reduced by $2.5 million, resulting in an adjusted loss of $13.1 million.

4.     Inventories

      Inventories in the consolidated balance sheets are as follows:

	December 31,

	2003	2002

	(In thousands)
Finished goods	$97,799	$95,789
Raw materials	10,627	12,501
Work-in-process	2,594	2,312

	111,020	110,602
LIFO allowance	(63)	(366)

	$110,957	$110,236

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property and Equipment

      Property and equipment in the consolidated balance sheets are as follows:

		December 31,

	Depreciable Lives	2003	2002

		(In thousands)
Mold costs and tooling	1 1/2 - 5 years	$38,837	$34,204
Machinery and equipment	7 - 10 years	32,623	31,879
Buildings and leasehold improvements	Life of lease - 40 years	17,250	14,400
Computer equipment and software	5 - 7 years	13,203	11,451
Furniture and fixtures	5 - 10 years	2,857	2,777
Land	Not applicable	1,418	1,418
Motor vehicles	4 - 5 years	490	490

		106,678	96,619
Less accumulated depreciation and amortization		(61,873)	(54,173)

		$44,805	$42,446

6.     Accrued Expenses

      Accrued expenses in the consolidated balance sheets are as follows:

	December 31,

	2003	2002

	(In thousands)
Sales returns	$6,525	$7,674
Payroll and incentive compensation	6,240	9,188
Interest	2,014	2,377
Co-operative advertising allowances	7,139	5,974
Restructuring costs	1,504	7,083
Guarantee fee due related party	7,854	5,338
Other	17,693	15,467

	$48,969	$53,101

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

      In connection with the acquisition, the Company recorded a restructuring reserve of $6.4 million as an assumed liability in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). Management determined that certain restructuring actions would be required to effectively integrate the Rival operations. These restructuring actions were comprised primarily of the elimination of certain overlapping positions within the management and support staff layers of the

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combined company, the relocation of key personnel from Kansas City, Missouri to Milford, Massachusetts, the consolidation of the Rival Hong Kong and Canadian offices into other existing local offices, and the closure of the Warrensburg, Missouri manufacturing facility. These actions resulted in the elimination of 216 Rival employees. Severance for some of these employees was paid during fiscal 2001 and 2002. Exit costs related to these restructuring plans were comprised primarily of lease termination costs in Canada and Hong Kong and facility closure and exit costs related to the Warrensburg facility. All actions were completed during 1999 and 2000 with the Warrensburg facility being sold during the first quarter of 2001 for $1,965,000 in cash, resulting in a gain of $559,000 which is included in other income in the 2001 consolidated statement of operations.

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

      In January 2002, the Company announced the closing of its Sedalia, Missouri distribution center. The activities of this facility were moved to the other existing distribution centers. In connection with this facility closure, the Company recorded restructuring charges totaling $4,898,000 in 2002, which included $4,220,000 of asset write-downs of redundant property and equipment to their estimated net realizable value, facility exit costs of $612,000 and $66,000 in severance payments for employees who elected not to transfer to other facilities.

      On December 2, 2002, the Company announced the closure of its remaining US manufacturing operations effective January 31, 2003, in an effort to enhance efficiencies and to reduce operating costs. The production activities of the facilities in Flowood, Mississippi, Sweet Springs, Missouri and Clinton, Missouri were shifted to the Company’s expanded manufacturing complex in southern China and to other independent suppliers in the Far East. As part of this restructuring action, the Company also announced the closure of an administrative office in Kansas City, Missouri and the phase out of two distribution and service centers in Clinton, Missouri and Worcester, Massachusetts. As a result of these changes, the Company recorded restructuring charges totaling $23,108,000 during the fourth quarter of 2002. The charges included $3,935,000 for severance payments to 706 employees, $15,670,000 of non-cash asset write-downs of redundant property and equipment to their estimated net realizable value, $1,531,000 of liabilities related to outstanding lease obligations and facility exit costs of $1,972,000. Approximately 691 employees were terminated during 2003, with the remaining expected to be severed during 2004. In addition, cost of sales in 2002 included $7,625,000 of inventory losses related to the restructuring actions as the Company disposed of certain products at selling

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices below cost as part of the facility closures. A reconciliation of the restructuring reserve activity for the three years ended December 31, 2003 is as follows:

	Employee	Facility	Total
	Severance and	Exit and	Accrued
	Relocation Costs	Other Costs	Restructuring

	(In thousands)
Balance at December 31, 2000	$712	$233	$945
Restructuring charges	727	50	777
Cash payments	(1,043)	—	(1,043)
Adjustments	—	(233)	(233)

Balance at December 31, 2001	396	50	446
Restructuring charges	4,001	4,115	8,116
Cash payments	(766)	(713)	(1,479)

Balance at December 31, 2002	3,631	3,452	7,083
Cash payments	(3,241)	(1,827)	(5,068)
Adjustments	124	(635)	(511)

Balance at December 31, 2003	$514	$990	$1,504

      During 2003, the Company incurred $1,899,000 of expenses associated with the 2002 restructuring actions which were not accrued at December 31, 2002 in accordance with Emerging Issues Task Force Issue No. 94-3. In addition, cost of sales in 2003 includes $1,109,000 of unfavorable manufacturing variances incurred during the shutdown of the domestic facilities and $223,000 of freight costs associated with the transfer of distribution activities from Missouri to a new facility in California. The restructuring charges in 2003 are net of $511,000 in adjustments as actual facility exit costs were lower than the amounts accrued at December 31, 2002. The restructuring expenses in 2003 include a non-cash charge of $1,581,000 related to the Company’s pension plan for employees at the closed facilities. This charge, which was accrued in accordance with the provisions of Financial Accounting Standards Board No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (FAS 88), includes a partial plan settlement of $1,911,000 due to lump sum benefits paid to terminated employees at the closed facilities, partially offset by a pension plan curtailment gain of $330,000. The restructuring reserve adjustments in 2001 included a reduction of the facility exit cost accruals related to the Warrensburg, Missouri facility, which were initially recorded in accordance with EITF 95-3. Accordingly, these adjustments were recorded as reductions of goodwill.

      As a result of the restructuring actions in 2002, assets held for sale in the consolidated balance sheet totaled $6,466,000 at December 31, 2002. During 2003, the Company sold four facilities in Missouri and Mississippi and certain manufacturing equipment for cash proceeds of $6.9 million, resulting in an immaterial gain, net of transaction closing costs.

      Following the Rival acquisition, the Company divested three of Rival’s non-core business units. In October 1999, the Company sold the assets of Rival’s sump and utility pumps division for $11.4 million. In December 1999, the Company sold the net assets of Rival’s industrial and building supply products businesses for proceeds of $11.9 million. As these transactions were contemplated as of the original Rival acquisition date, the net loss on these transactions of $2.5 million was recorded as an increase in goodwill. During 2001, the Company finalized the Rival industrial and building supply products businesses divestiture. Additional consideration of $1.2 million was recorded as a reduction of goodwill. In January 2002, the Company sold substantially all of the assets of its Rival’s Pollenex® division, which marketed personal care products, for approximately $15.1 million. The cash proceeds received in this transaction exceeded the net assets of the

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business, which consisted primarily of inventory and property and equipment, by approximately $9.5 million, resulting in a gain which has been recorded as other income in the consolidated statement of operations for the year ended December 31, 2002.

8.     Long-Term Debt

      Long-term debt in the consolidated balance sheet consists of the following:

	December 31,

	2003	2002

	(In thousands)
Revolving Credit Facility (Loans A and B)	$28,209	$84,209
Term Loan A due February 2005	6,159	15,397
Term Loan B due February 2007	70,791	76,028

Total Credit Facility	105,159	175,634
9 7/8% Senior Subordinated Notes, net of unamortized discount, due November 15, 2007	99,632	99,544

Total debt	204,791	275,178
Less current maturities of Credit Facility	(6,594)	(9,078)

	$198,197	$266,100

Credit Facility

      In March 2002, the Company and its Bank Group agreed to a Fifth Amendment to the Credit Facility. The Fifth Amendment revised certain of the financial ratio covenants for the periods ending December 31, 2001 through June 30, 2004. Under the Fifth Amendment, the lenders committed to a Revolving Credit Loan A of $131 million and a Revolving Credit Loan B of $40 million. Revolving Credit Loan B is supported by the guarantee of Berkshire Partners, the Company’s majority shareholder. Actual availability under the Revolving Credit Facility is subject to a borrowing base formula based on inventory and accounts receivable. In December 2003, the Company and its Bank Group agreed to a Sixth Amendment to the Credit Facility which extended the maturity dates of Revolving Credit Loans A and B to January 3, 2005 and January 4, 2005, respectively. The maturity dates of the Term Loans A and B remained February 5, 2005 and February 5, 2007, respectively. The Company is in the process of refinancing its borrowing arrangements and anticipates concluding these negotiations prior to July 1, 2004.

      The weighted average borrowings outstanding under the Revolving Credit portion of the Credit Facility totaled $110.2 million, $85.0 million and $63.7 million during 2001, 2002 and 2003, respectively. As of December 31, 2002 and 2003, the Company’s availability was $64.7 million and $115.1 million, respectively, net of outstanding letters of credit totaling $8.9 million and $7.3 million, respectively. The Credit Facility bears interest at variable rates based on either the prime rate or Eurodollar rate at the Company’s option, plus a margin which, in the case of the Term Loan A and a portion of the Revolving Credit Facility, varies depending on certain financial ratios. The weighted average interest rate of borrowings under the Credit Facility was 5.6% at December 31, 2002 and 5.4% at December 31, 2003. The Credit Facility, and the guarantees thereof by the Company’s domestic subsidiaries, are collateralized by substantially all of the Company’s domestic and certain foreign assets.

      The Company’s financial performance in the fourth quarter of 2000 resulted in a default of certain financial ratio covenants in the Credit Facility as of December 31, 2000. In May 2001, the Credit Facility was amended to waive the defaults, revise certain of the financial ratio covenants and change the maximum availability. As partial consideration for the amendments, the Company issued warrants to the lenders to

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquire up to 5% of THG’s common stock on a fully-diluted basis. The warrants are currently exercisable at a price of $5.04 per share, and expire May 7, 2006. The fair value of the warrants amounted to $1.0 million, which was recorded as a charge to interest expense during 2001.

      Effective May 2001, the Company agreed to pay Berkshire Partners a fee of $1.1 million as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. As part of the Fifth Amendment to the Credit Facility in 2002, the guarantee fee arrangement was changed to provide for a fee of 2.25% per year, compounded annually, on the $40 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility). The guarantee fee related to the subordinated debt funding loan is calculated at 20% per year, compounded annually. The subordinated debt funding loan totaled $18.8 million at December 31, 2002 and $12.8 million at December 31, 2003. The guarantee fees have not been paid, but have been accrued in the consolidated balance sheet at December 31, 2002 and 2003. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility.

Senior Subordinated Notes

      The Company’s Senior Subordinated Notes were issued as part of a recapitalization transaction in 1997 ($105 million) and to partially finance the Rival acquisition in 1999 ($31.3 million). The Notes, which are due November 15, 2007, bear interest at 9.875% and are subordinated to the Company’s other debt, including the Credit Facility.

      In conjunction with the Fifth Amendment of the Credit Facility, as described above, the Company repurchased from two Berkshire Partners’ investment funds an aggregate principal amount of approximately $36.2 million of the Senior Subordinated Notes. The purchase price of the Notes, representing Berkshire Partners’ cost, was $11.5 million plus accrued interest. The repurchase was funded with proceeds of the Revolving Credit Loan B and the Notes repurchased were retired and cancelled. This transaction resulted in a gain on the early retirement of debt totaling $22.4 million, which has been reflected in the consolidated statement of operations for the year ended December 31, 2002. The gain is net of approximately $1.9 million of debt issuance costs and $0.3 million of debt issuance discount written off as part of the transaction and $0.1 million of transaction fees. A provision for income taxes was not recorded in connection with this transaction as the Company offset the gain with available net operating loss carry forwards. The Company may consider repurchases of additional Notes in the future, and may utilize the proceeds of the Credit Facility for this purpose.

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

      The aggregate maturities of long-term debt are as follows as of December 31, 2003 (in thousands):

2005	$67,744
2006	30,821
2007	99,632

9.     Stock Options

      In connection with the Company’s recapitalization transaction, the Company’s Board of Directors adopted and the stockholders approved the 1997 Stock Option Plan (the “Plan”). The Plan provides for the grant of incentive stock options and non-qualified stock options to employees, officers, directors, and

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants of the Company, except that incentive stock options may not be issued to consultants or non-employee directors. A total of 5,960,978 shares of common stock are reserved for issuance under the Plan, as amended. The exercise price and period over which options become exercisable is determined by the Board of Directors. However, the exercise price of incentive stock options is equal to at least 100% of the fair market value of the Company’s common stock on the date of grant (110% for individuals holding more than 10% of common stock). Options expire no later than ten years after date of grant (five years for individuals holding more than 10% of the Company’s common stock). The Plan expires in November 2006. The following table summarizes stock option activity under the Plan for the three years ended December 31, 2003:

					Weighted
					Average
		Exercise Price			Exercise
	Shares	Range			Price

Outstanding as of December 31, 2000	4,266,906	$3.50	-	$5.04	$4.55
Granted	1,544,840	3.50			3.50
Forfeited	(169,750)	3.50	-	5.04	4.70

Outstanding as of December 31, 2001	5,641,996	3.50	-	5.04	4.26
Granted	219,000	3.50			3.50
Forfeited	(406,780)	3.50	-	5.04	4.50

Outstanding as of December 31, 2002	5,454,216	3.50	-	5.04	4.21
Granted	492,300	3.50		5.04	4.26
Forfeited	(486,820)	3.50	-	5.04	4.20

Outstanding as of December 31, 2003	5,459,696	$3.50	-	$5.04	$4.20

      As of December 31, 2001, 2002 and 2003, exercisable options and options available for future grants are as follows:

	Exercisable	Weighted Average	Options Available
	Options	Exercise Price	For Future Grant

2001	2,122,347	$4.36	318,983
2002	2,924,166	4.31	506,762
2003	3,616,511	4.27	501,282

      No options were exercised during the three year period ended December 31, 2003. The following table summarizes information about stock options under the 1997 plan which were outstanding at December 31, 2003.

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2003	Life (Years)	Price	2003	Price

$3.50	2,738,492	6.4	$3.50	1,807,448	$3.50
4.25	475,500	9.3	4.25	—	—
5.04	2,245,704	5.5	5.04	1,809,063	5.04

	5,459,696		$4.20	3,616,511	$4.27

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the holders of the Company’s outstanding stock are subject to stockholders’ agreements. These agreements provide the Company with a right of first refusal on any proposed sales of stock to outside parties. Additionally, THG has certain rights to repurchase shares of Common Stock and options from employees upon their termination of employment.

10.     Income Taxes

      Pre-tax income (loss) is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Domestic	$23,783	$(4,741)	$(38,035)
Foreign	23,921	23,537	24,653

	$47,704	$(18,796)	$(13,382)

      Income tax expense (benefit) consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$602	$(4,937)	$—
State	630	700	357
Foreign	656	3,299	2,642

Total current	1,888	(938)	2,999

Deferred:
Federal	(3,231)	—	—
State	(563)	—	—
Foreign	(20)	790	1,528

Total deferred	(3,814)	790	1,528

	$(1,926)	$(148)	$4,527

      A reconciliation between the Company’s actual income tax expense (benefit) and amounts determined using the statutory U.S. federal tax rate of 35% is as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory U.S. federal tax	$16,696	$(6,579)	$(3,978)
State tax expense (benefit), net of federal tax benefit	44	455	(1,750)
Utilization of available NOL benefits	(6,428)	(7,837)	—
Federal tax refund due to NOL carryback	—	(5,123)	—
Foreign earnings taxed at different rates	(7,738)	(4,149)	(4,458)
Change in valuation allowance on deferred tax assets	(5,573)	9,732	13,890
Goodwill amortization	—	—	748
Other	1,073	195	75

Actual income tax expense (benefit)	$(1,926)	$(148)	$4,527

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under FAS 109, the benefits associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax assets and liabilities are comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating losses	$13,589	$15,268
Contribution carryover	78	69
Accrued expenses	5,148	6,545
Inventory	4,487	2,686
Property and equipment	—	5,306
Intangibles	3,893	4,173
Employee pension plan	3,087	2,196
Interest limitation carryforward	—	964
Accounts receivable	10,595	14,014

Gross deferred tax assets	40,877	51,221

Deferred tax liabilities:
Inventory	(820)	(548)
Property and equipment	(2,124)	(989)
Accrued expenses	—	(2,419)

Gross deferred tax liabilities	(2,944)	(3,956)

Net deferred tax assets before valuation allowance	37,933	47,265
Valuation allowance	(24,633)	(40,198)

Net deferred tax assets	$13,300	$7,067

      During 2002, the Company received a cash refund of $5.1 related to additional net operating loss carrybacks which were made possible by recent tax law changes. As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $17.1 and $62.0 million, respectively, expiring between 2004 and 2021. In addition, the Company filed an amended federal income tax return in January 2004 for its 2001 fiscal year claiming $3.7 million in refunds related to the carryback of net operating losses.

      In the fourth quarter of 2003, after considering all available positive and negative evidence, including the improved profitability of the Company’s operations, projections of future taxable income and the expiration dates of available net operating loss carryforward benefits, the Company determined that it was more likely than not that approximately $13.3 million of net deferred tax assets will be realized. As a result, the Company’s deferred tax asset valuation allowance was reduced from $40.2 million at December 31, 2002 to $24.6 million at December 31, 2003.

      The Company does not provide for U.S. income tax liabilities on undistributed earnings of foreign subsidiaries as it is management’s intention that these earnings will continue to be reinvested. Total undistributed earnings of foreign subsidiaries as of December 31, 2003 are approximately $122.1 million.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Leases

      The Company has various noncancellable operating leases for facilities, vehicles and office equipment that expire at various dates through 2015. Certain of these leases contain options for renewal or purchase of the underlying asset. Rent expense was approximately $9,300,000, $10,003,000, and $12,114,000 in 2001, 2002 and 2003, respectively. At December 31, 2002, future minimum rental payments under noncancellable lease arrangements are as follows (in thousands):

Operating
Leases

2004	$10,267
2005	7,621
2006	6,532
2007	6,345
2008 and thereafter	28,501

$59,266

12.     Employee Benefit Plans

      The Company provides its employees with two defined contribution retirement plans under Section 401(k) of the Internal Revenue Code. The Holmes Group 401K Plan — Plant Employees is for all employees at the Company’s domestic manufacturing facilities. Plant employees were eligible to contribute up to 15% of their compensation, which is then invested in one or more investment funds. Holmes matched 50% of the contribution per year for employees who worked 1000 hours in the year and were employed as of year end. The Holmes Group Savings and Investment Plan is for all salaried, hourly and clerical workers not working in the manufacturing facilities. Employees are eligible to contribute up to 25% of their compensation, which is then invested in one or more investment funds. The Company does not provide a matching contribution under this plan. In addition, HPFEL provides its Hong Kong based employees with a defined contribution retirement plan. All Hong Kong based employees of HPFEL and Esteem Industries Ltd. may contribute 5% of their compensation, with the Company contributing an additional 5% to 7.5% of an employee’s compensation. The Company’s contributions to these plans approximated $261,000, $501,000 and $649,000 in 2001, 2002 and 2003, respectively.

      As part of the Rival transaction in 1999, the Company acquired three defined benefit pension plans. Under these plans, pension benefits for plant employees were primarily based on years of service. Sales, administrative and clerical employees received a retirement benefit based on final pay at retirement and years of service. During fiscal 2000, one of the Rival plans was amended and restated to allow the vesting of benefits for certain plan participants under a cash balance plan formula. All employees who were aged 50 with 5 years of credited service on February 28, 2000 were grandfathered under the old plan formula. The new plan was renamed The Holmes Group Retirement Benefit Accumulation Plan. Effective December 30, 2000, the other two Rival plans were merged into the Holmes Group Retirement Benefit Accumulation Plan, but retained their respective benefit formulas. All benefits under the Plan are noncontributory. The Company’s funding policy is consistent with the funding requirements under ERISA and the Internal Revenue Code.

      The measurement date used to determine pension benefits is December 31 of each fiscal period. Pension expense, including the amortization of prior service costs over the remaining service periods of active

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees and the remaining lives of vested and retired employees, consists of the following for the three years in the period ended December 31, 2003:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Service cost	$1,026	$1,151	$991
Interest cost	1,056	1,089	1,062
Expected return on plan assets	(767)	(1,312)	(1,496)
Amortization of prior service cost	(20)	(49)	(58)
Amortization of net actuarial loss	403	147	35

Net periodic pension cost	$1,698	$1,026	$534

FAS 88 expense	$1,581	$—	$487

      The 2001 FAS 88 expense included charges for contractual termination benefits of $235,000 and a partial plan settlement of $472,000. These charges were partially offset by a curtailment gain of $220,000. As a result of the facility closings in January 2003, the Company recognized $1,581,000 in pension expense in accordance with FAS 88. The 2003 amount included a partial plan settlement charge of $1,911,000 due to lump sum benefits paid to terminated employees at the closed facilities, partially offset by a pension plan curtailment gain of $330,000.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following provides a reconciliation of benefit obligations, plan assets, the funded status and various information with respect to actuarial assumptions, investment strategies and future cash flows related to the Company’s defined benefit pension plan:

	Fiscal Year Ended
	December 31,

	2003	2002

	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$18,117	$15,183
Service cost	1,026	1,151
Interest cost	1,057	1,089
Amendments	51	—
Actuarial loss	1,221	2,177
Curtailment	(505)	—
Benefits and lump sums paid	(5,255)	(1,483)

Benefit obligation at end of year	$15,712	$18,117

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,592	14,998
Actual return on plan assets	1,623	(1,923)
Benefits and lump sums paid	(5,255)	(1,483)

Fair value of plan assets at end of year	$7,960	$11,592

Funded Status:
Difference between benefit obligations and plan assets	(7,752)	(6,525)
Unrecognized prior service cost (benefit)	(204)	(606)
Unrecognized actuarial loss (gain)	5,879	8,333

Net amount recognized	$(2,077)	$1,202

Amounts Recognized in the Statement of Financial Position:
Accrued benefit liability	(6,490)	(5,840)
Accumulated other comprehensive income	4,413	7,042

Net amount recognized	$(2,077)	$1,202

Weighted-Average Assumptions to Determine Benefit Obligations and Net Periodic Pension Cost:
Discount rate:
Benefit obligations	6.25%	6.50%
Pension cost	6.50%/6.00%	6.50%
Expected return on plan assets	8.00%	9.00%
Rate of compensation increase	4.50%	4.50%

      The discount rate, which is used to value our pension obligations, was reduced to 6.25% during 2003 to reflect the decrease in high quality bond yields over the past year. The expected long-term rate of return for fiscal 2003 was reduced to 8.0% as compared to the 9.0% rate used in 2002. The expected long-term rate of

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return on our plan assets was developed by examining historical return rates based on the pension plan’s asset allocation and considering such factors as return differentials for active investment management.

      The Company’s pension plan weighted average asset allocations at December 31, 2002 and 2003 are as follows:

	2003	2002

Equity Securities	59%	55%
Fixed Income Securities	39%	41%
Cash	2%	4%

Total	100%	100%

      The Company’s pension plan investment guidelines are based on a targeted asset allocation of 50% equities and 50% fixed income securities. The equity allocation, which focuses on large capitalization common stocks, has a minimum asset allocation of 25% and a maximum allocation of 60%. The range of the fixed income asset allocation calls for a minimum allocation of 25% and a maximum allocation of 75%. The Company has established investment diversification policies such that no one equity security or corporate debt issuer will account for more than 5% of the pension plan’s assets.

      As the accumulated benefit obligation ($14,450,000 in 2003 and $14,648,000 in 2002) exceeded the fair value of plan assets, the Company recorded a minimum pension liability of $7,042,000 at December 31, 2002 and $4,413,000 at December 31, 2003. The Company did not make any cash contributions to the pension plan in the three years ended December 31, 2003. As a result of the current unfunded status, the Company expects that minimum cash contributions of approximately $2.3 million will be required in fiscal 2004.

13.     Business Segments

      Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about business segments in annual financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Business segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The business segments are managed separately because each segment represents a strategic business unit whose main business is entirely different.

      The Company currently manages its operations through three business segments: Consumer Durables, International and Far East. The Consumer Durables segment sells products including fans, heaters, humidifiers, air purifiers, lighting, Crock-Pot® slow cookers, roasters, skillets, vacuum food sealers, ice cream freezers, and other kitchen electric products and is considered one business segment due to the similar customer base, distribution channels and economic characteristics. The International segment sells the Company’s products outside the U.S. The Far East segment constitutes the Company’s manufacturing and sourcing operations, which are located primarily at HPFEL.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information is as follows for the three years ended December 31, 2003 (in thousands):

		Consumer				Consolidated
		Durables	Far East	International	Eliminations	Total

Net sales to customers	2003	$521,552	$26,465	$75,739	—	$623,756
	2002	523,922	20,475	64,157	—	608,554
	2001	537,700	21,862	52,678	—	612,240
Intersegment net sales	2003	3,654	347,192	556	$(351,402)	—
	2002	7,021	309,736	186	(316,943)	—
	2001	—	290,162	—	(290,162)	—
Depreciation and amortization	2003	2,644	7,804	299	—	10,747
	2002	5,828	7,926	235	—	13,989
	2001	8,728	7,292	160	—	16,180
Net interest expense (income)	2003	25,384	(2)	7	—	25,389
	2002	29,545	(12)	82	—	29,615
	2001	37,940	(40)	—	—	37,900
Other costs	2003	468,951	345,781	72,622	(351,912)	535,442
	2002	492,590	305,557	61,238	(316,369)	543,016
	2001	526,275	286,211	51,731	(290,502)	573,715
Segment income (loss)	2003	28,227	20,074	3,367	510	52,178
	2002	2,980	16,740	2,788	(574)	21,934
	2001	(35,243)	18,561	787	340	(15,555)
Segment assets	2003	530,742	172,358	55,935	(447,472)	311,563
	2002	509,265	140,803	51,613	(378,837)	322,844
Segment capital expenditures	2003	1,779	10,726	412	—	12,917
	2002	5,333	9,024	197	—	14,554
	2001	6,769	10,203	48	—	17,020

      The accounting policies of the reportable segments are the same as those described in Note 2 to consolidated financial statements. The results are disaggregated using a management approach, which is consistent with the manner in which the Company’s management internally disaggregates financial information for the purposes of assisting in making internal operational decisions. Other operating costs include: cost of sales, operating expenses, other income and expense, equity in earnings from joint venture and income taxes. Operating costs in the Consumer Durables segment include restructuring costs of $1,744,000, $28,006,000 and $1,899,000 for 2001, 2002 and 2003, respectively. In 2002, the Consumer Durables income excludes goodwill impairment charges of $79,838,000 related to the adoption of FAS 142, effective January 1, 2002, but includes the gain of $22,388,000 related to the repurchase of the Company’s Senior Subordinated Notes (see Note 8).

      The following information (in thousands) is summarized by geographic area. Net sales are grouped based on the geographic origin of the transaction.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Canada,
			Europe and	Consolidated
	United States	Far East	Mexico	Total

Net sales:
Year ended December 31, 2003	$521,552	$26,465	$75,739	$623,756
Year ended December 31, 2002	523,922	20,475	64,157	608,554
Year ended December 31, 2001	537,700	21,862	52,678	612,240
Long-lived assets:
December 31, 2003	10,697	36,515	690	47,902
December 31, 2002	16,226	33,028	495	49,749

      The Company’s manufacturing entities in the Far East sell completed products to its U.S. and international subsidiaries at intercompany transfer prices which reflect management’s estimate of amounts which would be charged by an unrelated third party. These sales are excluded from the above table and are eliminated in consolidation. The remaining Far East sales are to the GEHI joint venture and unrelated third parties.

14.     Commitments, Guarantees and Contingencies

      At December 31, 2003, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $6.6 million.

      The Company entered into employment and non-competition agreements with certain of its senior executives in November 1997, the original terms of which expired on December 31, 2001, but which are automatically renewable for additional annual periods. These agreements provide that if employment is terminated without cause, the employees will receive severance payments of their respective salaries for 12 months. In January 2004, the Company entered into agreements with certain additional senior executives providing for the continuance of their respective salaries for a period not to exceed 12 months if employment is terminated under certain circumstances.

      Effective August 1, 2001, the Company entered into an employment and non-competition agreement with Peter J. Martin, the Company’s Chief Executive Officer, for an initial term expiring on December 31, 2002. This agreement is subject to additional annual renewal periods and has been extended to December 31, 2004. This agreement provides that if Mr. Martin’s employment is terminated by Holmes without cause or by Mr. Martin for good reason (as defined therein), Mr. Martin will receive severance payments of up to 18 months’ salary, as well as a pro-rated bonus payment and certain other benefits. Effective February 1, 2002, the Company entered into an amended employment and non-competition agreement with Jordan A. Kahn for a term expiring on January 31, 2003. The term of this agreement was subsequently extended to April 30, 2004. Under this agreement, the Company agreed to accelerate the vesting of Mr. Kahn’s stock options upon a termination of employment and to extend the post-termination exercise period for the full duration of the option term. The agreement provides that upon termination without cause, non-renewal of the agreement, death or disability, Mr. Kahn will receive a lump-sum severance of $375,000 plus 25% of his base salary, as well as a pro-rated bonus payment and certain other benefits. The lump-sum severance payment, but not the other benefits, would be payable in the event of termination for cause.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company issues warranties to consumers for certain of its home environment and kitchen appliances. Warranty costs, representing the value of replacement goods sent to consumers making warranty claims, are expensed as incurred. The Company maintains a warranty reserve for consumer claims in process at year-end. A reconciliation of the warranty reserve for the years ended December 31, 2002 and 2003 is as follows (in thousands):

	2003	2002

Balance at beginning of period	$375	$373
Accruals for warranties issued during period	417	47
Settlements made during period	(256)	(45)

Balance at end of period	$536	$375

      The Company also faces exposure to voluntary or mandatory product recalls in the event that our products are alleged to present a “substantial product hazard” under applicable law. In 2003, the Company received communications from the United States Consumer Products Safety Commission (“CPSC”), requesting information concerning a limited number of Crock-Pot® slow cooker models. The CPSC and the Company currently are assessing the situation, in particular, whether the models identified present a substantial product hazard and whether corrective action, such as a recall, is warranted. On March 17, 2004, Company representatives met with the CPSC to discuss the situation further, and discussions are likely to continue in the second quarter of 2004. At the present time, the Company is unable to determine whether, and if so to what extent, corrective action, in the form of a product recall or otherwise, will be necessary and/or taken. As a result, the Company is unable to determine the costs, if any, which will be incurred by the Company as a result of any action taken following the conclusion of the discussions with the CPSC. The Company does not maintain product recall insurance.

15.     Related Party Transactions

      The Company has retained Jordan Kahn Co., Inc. (“JKC”), a corporation owned principally by a director and stockholder of the Company, to serve as a sales representative for the Company in the northeastern United States. Pursuant to a representation agreement between the Company and JKC, the Company has agreed to pay to JKC a commission on net sales to JKC’s customers in its territory, which fee is the same fee paid by the Company to other unaffiliated sales representative organizations representing the Company in other territories throughout the United States. Pursuant to this arrangement, the Company paid a total of $215,000, $235,000 and $189,000 to JKC for the years ended December 31, 2001, 2002 and 2003, respectively.

      In addition, the Company entered into a consulting agreement with Berkshire Partners LLC, its majority stockholder, to provide management, financial, advisory and strategic support and analysis. The agreement expires in November 2004, or earlier if the stockholder’s ownership percentage declines to less than 40% or less than the percentage owned by management of the Company, taken as a group. Fees under this agreement were $400,000 per year and increased to $500,000 per year in February 1999, following the Rival acquisition.

      Effective May 2001, Holmes agreed to pay the Company’s majority stockholder a guarantee fee of $1.1 million as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. Payment of these fees is subordinated to the Company’s obligations under the Credit Facility. In March 2002, the guarantee fee arrangement was amended to provide for the payment of a fee of 2.25% per annum, compounded annually, on the $40 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility), on which portion such fee is 20% per annum, compounded annually.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.     Distribution of Profit

      Amounts that can be distributed by HPFEL’s subsidiaries in China are based on the financial regulations of China, which differ from accounting principles generally accepted in the United States. HPFEL’s three Chinese operating subsidiaries, Dongguan Huixun Electrical Products Company, Ltd., Dongguan Raider Motor Corp. Ltd. and Dongguan Holmes Electrical Products Company, Ltd., are deemed to be wholly-owned foreign enterprises and, as such, Chinese laws and regulations require these companies to transfer a certain portion of after-tax profit each year to a reserve fund and an employee bonus and welfare fund. The amount transferred to the reserve fund must be at least 10% of the after-tax profit each year, determined in accordance with the financial regulations of China, up to a cumulative maximum of 50% of the entity’s registered capital stock. As the Company had contributed the statutory maximum to the reserve fund, no contributions were paid in 2001 or 2002 The Company contributed $186,000 to the reserve fund in 2003. Transfers to the staff welfare fund are voluntary and are determined by the Company’s management. No transfers were made to the employee staff welfare fund in the three years ended December 31, 2003.

      The retained earnings (deficit) of the three Chinese operating subsidiaries, on the basis of accounting principles generally accepted in the United States, are as follows at December 31, 2002 and 2003 (in thousands):

	2003	2002

Dongguan Raider Motor Corp. Ltd.	$12,297	$11,171
Dongguan Huixun Electrical Products Company, Ltd.	22,527	16,490
Dongguan Holmes Electrical Products Company, Ltd.	(254)	(122)

      The currency of China, the renminbi, is not freely convertible and the ability of these subsidiaries to remit retained earnings to the parent company is dependent on their ability to generate foreign currency denominated earnings or to obtain government approval for the purchase of foreign currency.

17.     Condensed Consolidating Information

      The Senior Subordinated Notes described in Note 8 were issued by the Company and are guaranteed by Rival and its domestic subsidiary, Holmes Manufacturing Corp. (Manufacturing), Holmes Motor Corp. (Motor) and Holmes Air (Taiwan) Corp. (Taiwan), but are not guaranteed by THG’s other subsidiaries, HPFEL or Rival’s four foreign subsidiaries. The guarantor subsidiaries are directly or indirectly wholly-owned by THG, and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents (in thousands) the financial position, results of operations and cash flows of (i) THG, as parent, as if it accounted for its subsidiaries on the equity method, (ii) Rival, Manufacturing, Motor and Taiwan, the guarantor subsidiaries, and (iii) HPFEL, The Holmes Group Canada Ltd., Bionaire International B.V., Waverly Products Company, Ltd., and Rival de Mexico S.A. de C.V., the non-guarantor subsidiaries. There were no transactions between Rival, Manufacturing, Motor and Taiwan during any of the periods presented. Taiwan had no revenues or operations during the periods presented, and Manufacturing ceased operations in March 1997. As further described in Note 16, certain of HPFEL’s subsidiaries in China have restrictions on distributions to their parent companies.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,099		$4,981		$6,080
Accounts receivable, net	17,381	$66,525	35,725		119,631
Inventories	38,039	45,634	32,223	$(4,939)	110,957
Prepaid expenses and other current assets	2,783	63	2,018		4,864
Deferred income taxes	11,577	378	362		12,317
Due from affiliates	279,582	89	112,082	(391,753)	—

Total current assets	350,461	112,689	187,391	(396,692)	253,849

Assets held for sale	—	—			—
Property and equipment, net	8,579	—	36,226	—	44,805
Deposits and other assets	7,379	1	978	(5,261)	3,097
Debt issuance costs, net	5,885	—	—	—	5,885
Deferred income taxes	3,484	443	—		3,927
Investment in consolidated subsidiaries	57,113	—	3,701	(60,814)	—

	$432,901	$113,133	$228,296	$(462,767)	$311,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,598	4,425	44,872	(5,261)	49,634
Current portion of Credit Facility	6,594	—	—		6,594
Accrued income taxes	5,262	(1,372)	4,818	—	8,708
Deferred income taxes	(1,400)	2,582	(362)		820
Accrued expenses and other current liabilities	19,791	17,620	11,558		48,969
Current portion of pension obligation	2,299	—	—		2,299
Due to affiliates	211,572	142,267	37,914	(391,753)	—

Total current liabilities	249,716	165,522	98,800	(397,014)	117,024

Long-term portion of Credit Facility	98,565	—	—	—	98,565
Senior Subordinated Notes	99,632	—	—	—	99,632
Long-term portion of pension obligation	3,242	949	—	—	4,191
Other liabilities	1,000	—	7,587	—	8,587
Deferred income taxes	(694)	861	1,957	—	2,124
Stockholders’ equity:
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—		—	68,874
Accumulated other comprehensive income	(3,453)	—	798	(798)	(3,453)
Treasury stock	(62,076)	—		—	(62,076)
Retained earnings (deficit)	(21,925)	(54,201)	115,344	(61,143)	(21,925)

Total stockholders’ equity	(18,560)	(54,199)	119,952	(65,753)	(18,560)

	$432,901	$113,133	$228,296	$(462,767)	$311,563

The accompanying notes are an integral part of these consolidated financial statements.

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$2,599	$(488)	$6,315		$8,426
Accounts receivable, net	21,383	77,428	29,598		128,409
Inventories	30,357	53,394	31,935	$(5,450)	110,236
Prepaid expenses and other current assets	2,360	237	2,220		4,817
Deferred income taxes	4,689	378	—		5,067
Due from affiliates	283,734	89	84,673	(368,496)	—

Total current assets	345,122	131,038	154,741	(373,946)	256,955

Assets held for sale	—	6,466			6,466
Property and equipment, net	9,073	238	33,135	—	42,446
Deposits and other assets	5,212	1	515	(4,891)	837
Debt issuance costs, net	10,184	—	—	—	10,184
Deferred income taxes	5,513	443	—		5,956
Investment in consolidated subsidiaries	16,247	—	3,701	(19,948)	—

	$391,351	$138,186	$192,092	$(398,785)	$322,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	4,604	7,709	36,845	(4,891)	44,267
Current portion of Credit Facility	9,078	—	—		9,078
Accrued income taxes	3,543	(1,074)	4,936	—	7,405
Deferred income taxes	(1,892)	2,582	2,277		2,967
Accrued expenses and other current liabilities	28,741	17,846	6,514		53,101
Due to affiliates	156,324	178,249	37,624	(372,197)	—

Total current liabilities	200,398	205,312	88,196	(377,088)	116,818

Long-term portion of Credit Facility	166,556	—	—	—	166,556
Senior Subordinated Notes	99,544	—	—	—	99,544
Long-term portion of pension obligation	—	5,840	—	—	5,840
Other liabilities	—	—	7,613	—	7,613
Deferred income taxes	(631)	861	759	—	989
Stockholders’ equity:
Common stock, $.001 par value	20	2	—	(2)	20
Common stock, $1 par value	—	—	3,810	(3,810)	—
Additional paid in capital	68,874	—		—	68,874
Accumulated other comprehensive income	(7,231)	—	(189)	189	(7,231)
Treasury stock	(62,076)	—		—	(62,076)
Retained earnings (deficit)	(74,103)	(73,829)	91,903	(18,074)	(74,103)

Total stockholders’ equity	(74,516)	(73,827)	95,524	(21,697)	(74,516)

	$391,351	$138,186	$192,092	$(398,785)	$322,844

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$178,433	$342,563	$449,952	$(347,192)	$623,756
Cost of sales	125,962	256,690	397,707	(347,702)	432,657

Gross profit	52,471	85,873	52,245	510	191,099
Selling and administrative expenses	34,633	56,336	24,649	—	115,618
Restructuring costs	—	1,899	—	—	1,899

Operating income (loss)	17,838	27,638	27,596	510	73,582

Other income and expense:
Interest expense, net	17,511	7,874	4	—	25,389
Other expense (income), net	(3,328)	136	3,681	—	489

	14,183	8,010	3,685	—	25,878

Income before income taxes and equity in earnings from joint venture	3,655	19,628	23,911	510	47,704
Income tax expense (benefit)	(2,396)	—	470	—	(1,926)
Equity in earnings from joint venture	(2,548)	—	—	—	(2,548)

Income before equity in income of consolidated subsidiaries	8,599	19,628	23,441	510	52,178
Equity in income of consolidated subsidiaries	43,579	—	—	(43,579)	—

Net income (loss)	$52,178	$19,628	$23,441	$(43,069)	$52,178

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$173,489	$350,247	$394,554	$(309,736)	$608,554
Cost of sales	158,466	249,412	345,943	(309,244)	444,577

Gross profit	15,023	100,835	48,611	(492)	163,977
Selling and administrative expenses	38,942	57,922	23,702	—	120,566
Restructuring costs	—	28,006	—	—	28,006

Operating income (loss)	(23,919)	14,907	24,909	(492)	15,405

Other income and expense:
Interest expense, net	20,351	9,194	70	—	29,615
Gain on sale of business	—	(9,488)	—	—	(9,488)
Gain on retirement of debt	(22,388)	—	—	—	(22,388)
Other expense (income), net	(1,846)	(94)	810	—	(1,130)

	(3,883)	(388)	880	—	(3,391)

Income (loss) before income taxes, equity in earnings from joint venture	(20,036)	15,295	24,029	(492)	18,796
Income tax expense (benefit)	(2,265)	(2,385)	4,502	—	(148)
Equity in earnings from joint venture	(2,990)	—	—	—	(2,990)

Income (loss) before equity in income of consolidated subsidiaries	(14,781)	17,680	19,527	(492)	21,934
Equity in income of consolidated subsidiaries	(43,123)	—	—	43,123	—

Income (loss) before cumulative effect of change in accounting principle	(57,904)	17,680	19,527	42,631	21,934
Cumulative effect of change in accounting principle	—	(79,838)	—	—	(79,838)

Net income (loss)	$(57,904)	$(62,158)	$19,527	$42,631	$(57,904)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$221,275	$315,301	$365,826	$(290,162)	$612,240
Cost of sales	183,279	244,918	324,576	(290,502)	462,271

Gross profit	37,996	70,383	41,250	340	149,969
Selling and administrative expenses	42,096	62,153	20,066	—	124,315
Restructuring costs	—	1,744	—	—	1,744

Operating income (loss)	(4,100)	6,486	21,184	340	23,910

Other income and expense:
Interest expense, net	27,698	10,242	(40)	—	37,900
Other expense (income), net	945	259	(1,812)	—	(608)

	28,643	10,501	(1,852)	—	37,292

Income (loss) before income taxes and equity in earnings from joint venture	(32,743)	(4,015)	23,036	340	(13,382)
Income tax expense (benefit)	73	766	3,688	—	4,527
Equity in earnings from joint venture	(2,354)	—	—	—	(2,354)

Income (loss) before equity in income of consolidated subsidiaries	(30,462)	(4,781)	19,348	340	(15,555)
Equity in income of consolidated subsidiaries	14,907	—	—	(14,907)	—

Net income (loss)	$(15,555)	$(4,781)	$19,348	$(14,567)	$(15,555)

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(1,113)	$35,989	$35,152	$70,028

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	6,883	—	6,883
Distribution of earnings from joint venture	2,693	—	—	2,693
Purchases of property and equipment	(1,785)	—	(11,132)	(12,917)
Cash received from joint venture partner	293	—	—	293

Net cash provided by (used for) investing activities	1,201	6,883	(11,132)	(3,048)

Cash flows from financing activities:
Repayments of Credit Facility	(70,475)	—	—	(70,475)
Other activity with Parent, net	68,887	(42,384)	(26,503)	—

Net cash used for financing activities	(1,588)	(42,384)	(26,503)	(70,475)

Effect of exchange rate changes on cash	—	—	1,149	1,149
Net increase (decrease) in cash and cash equivalents	(1,500)	488	(1,334)	(2,346)
Cash and cash equivalents, beginning of period	2,599	(488)	6,315	8,426

Cash and cash equivalents, end of period	$1,099	$—	$4,981	$6,080

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$(12,623)	$40,168	$23,312	$50,857

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	15,100	—	15,100
Distribution of earnings from joint venture	2,472	—	—	2,472
Purchases of property and equipment	(4,961)	(907)	(8,686)	(14,554)

Net cash provided by (used for) investing activities	(2,489)	14,193	(8,686)	3,018

Cash flows from financing activities:
Repayments of Credit Facility	(42,248)	—	—	(42,248)
Other activity with Parent, net	69,005	(56,161)	(12,844)	—
Redemption of Senior Subordinated Notes	(11,550)	—	—	(11,550)
Debt issuance costs	(1,579)	—	—	(1,579)

Net cash provided by (used for) financing activities	13,628	(56,161)	(12,844)	(55,377)

Effect of exchange rate changes on cash	—	—	(187)	(187)
Net increase (decrease) in cash and cash equivalents	(1,484)	(1,800)	1,595	(1,689)
Cash and cash equivalents, beginning of period	4,083	1,312	4,720	10,115

Cash and cash equivalents, end of period	$2,599	$(488)	$6,315	$8,426

THE HOLMES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by (used for) operating activities	$8,352	$37,900	$(10,002)	$36,250

Cash flows from investing activities:
Proceeds from sale of business and assets held for sale	—	2,228	—	2,228
Distribution of earnings from joint venture	1,876	—	—	1,876
Purchases of property and equipment	(3,890)	(2,879)	(10,251)	(17,020)
Cash received from joint venture partner	—	—	700	700

Net cash used for investing activities	(2,014)	(651)	(9,551)	(12,216)

Cash flows from financing activities:
Repayments of Credit Facility	(14,543)	—	—	(14,543)
Other activity with Parent, net	14,506	(36,896)	22,390	—
Debt issuance costs	(2,393)	—	—	(2,393)

Net cash provided by (used for) financing activities	(2,430)	(36,896)	22,390	(16,936)

Net increase in cash and cash equivalents	3,908	353	2,837	7,098
Cash and cash equivalents, beginning of period	175	959	1,883	3,017

Cash and cash equivalents, end of period	$4,083	$1,312	$4,720	$10,115

SCHEDULE II

THE HOLMES GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions		Deductions

	Balance at	Charged to	Charged	Write-off of	Balance
	Beginning	Costs and	to Other	Uncollectible	at End
	of Period	Expenses	Accounts	Accounts	of Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	$9,622	$15,219	—	$6,639	$18,202
Year ended December 31, 2002	18,202	6,134	—	5,985	18,351
Year ended December 31, 2003	18,351	236	—	11,544	7,043

		Additions		Deductions

			Net
		Charged to	Operating	Net
	Balance at	Income	Losses	Operating	Charged	Balance
	Beginning	Tax	Without Tax	Losses	to Other	at End
	of Period	Expense	Benefit	Utilized	Accounts	of Period

	(In thousands)
Deferred tax valuation allowance:
Year ended December 31, 2001	$18,541	$13,890	—	—	—	$32,431
Year ended December 31, 2002	32,431	22,659	—	$14,892	—	40,198
Year ended December 31, 2003	40,198	(5,573)	—	9,992	—	24,633

		Additions	Deductions

	Balance at	Charged to	Write-off	Balance
	Beginning	Costs and	of	at End
	of Period	Expenses	Inventory	of Period

	(In thousands)
Inventory obsolescence reserve:
Year ended December 31, 2001	$18,425	$1,667	$9,780	$10,312
Year ended December 31, 2002	10,312	9,491	7,443	12,360
Year ended December 31, 2003	12,360	1,579	6,416	7,523

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9(a)	Controls and Procedures

      (a)     Evaluation of disclosure controls and procedures.

      Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      (b) Changes in Internal Controls.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Jordan A. Kahn	62	Chairman of the Board of Directors
Peter J. Martin	48	President, Chief Executive Officer and Director
(Tommy) Woon Fai Liu	51	Managing Director of Holmes’ Far East Operations and Director
Richard K. Lubin	57	Director
Randy Peeler	39	Director
Gregory F. White	40	Director
Fred J. Musone	59	Director
Louis F. Cimini	49	Senior Vice President — Human Resources and Organization Performance
John M. Kelliher	52	Senior Vice President and Chief Financial Officer

      Jordan A. Kahn, Holmes’ founder and Chairman of the Board of Directors, has served as President and Chief Executive Officer and a director since Holmes’ organization in 1982. Since 1968, Mr. Kahn has also been President of Jordan Kahn Co., Inc. a manufacturer’s representative representing small electric personal appliance manufacturers, including the Company, to retailers across the Northeast.

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

      Gregory F. White is Executive Vice President and General Manager of iRobot Corp. a marketer of robotic floor care products since April 2003. Previously, Mr. White served as Executive Vice President, Sales and Marketing of The Holmes Group from 1995 to 2003, and from 1993 to 1995 as Vice President Marketing. He became a director of Holmes in 1997.

      Fred J. Musone joined the Holmes Board of Directors at the annual stockholders’ meeting in April 2002. Mr. Musone is currently a consultant with several companies in the automotive and furniture industries. From 1995 to 1998 he was President of Morton Auto Safety Products, the world’s largest manufacturer of air bag modules and inflators. Prior to that, Mr. Musone spent over 25 years at Federal Mogul, a worldwide automotive parts supplier, in various executive and senior management positions.

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

Summary

      The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by Holmes to the Chief Executive Officer and certain other persons who served as executive officers during the fiscal year ended December 31, 2003.

		Annual Compensation				Long-Term Compensation(2)

Name and				Other annual(1)		Stock Option	All Other
Principal Position		Salary	Bonus	Compensation		Shares	Compensation

Jordan A. Kahn	2003	$500,000	$327,944	$14,400			$3,701
Chairman of the Board of	2002	503,663	315,188	14,400			3,663
Directors	2001	501,430	115,000	15,600			2,322

Peter J. Martin	2003	450,000	293,588	13,357			841
President and Chief	2002	450,845	378,935	49,344	(3)		845
Executive Officer	2001	178,200	89,100	60,765	(3)	1,000,000	338

(Tommy) Woon Fai Liu	2003	273,000	171,171	47,283	(4)	35,000	45,045
Managing Director of	2002	260,000	218,530	44,701	(4)		42,900
Holmes Far East	2001	260,000	59,800	44,701	(4)		42,900

John M. Kelliher(5)	2003	247,000	96,878	8,400		50,000	1,100
Senior Vice President and	2002	214,355	121,035	7,700		50,000	1,119
Chief Financial Officer

Louis F. Cimini	2003	185,000	72,374			25,000	421
Senior Vice President —	2002	175,000	104,453				397
Human Resources and	2001	175,000	36,409			25,000	382
Organization Performance

(1)	Primarily represents automobile allowance or annual lease payments on automobile provided by Holmes, except as described in Notes (3) and (4) below.

(2)	For Messrs. Kahn, Martin, Kelliher and Cimini, the amounts represent insurance premiums paid by Holmes for term life insurance for the benefit of the executive. For Mr. Liu, the amount represents the Company’s contribution to a defined contribution retirement plan for Hong Kong based employees.

(3)	In 2001, represents the payment of a signing bonus and related relocation expenses in connection with joining the Company in August 2001. In 2002, represents reimbursed relocation expenses and annual lease payments on automobile provided by Holmes.

(4)	Represents annual living expense allowance and annual lease payments on automobile provided by Holmes.

(5)	Mr. Kelliher joined the Company effective February 1, 2002.

Option Grants in Last Fiscal Year

      The following table describes stock options granted during 2003 to the executive officers set forth in the Summary Compensation Table above.

					Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rate of
	Securities	Total Options			Stock Price Appreciation
	Underlying	Granted to			for Option Term ($)(2)
	Options	Employees	Exercise	Expiration
Name	Granted(#)(1)	in 2003	Price ($/Sh)	Date	5%	10%

Jordan A. Kahn	—	—	—	—	—	—
Peter J. Martin	—	—	—	—	—	—
(Tommy) Woon Fai Liu	35,000	7.4%	$4.25	04/02/2012	$93,450	$236,950
John M. Kelliher	50,000	10.5%	4.25	04/02/2012	133,500	338,500
Louis F. Cimini	25,000	5.3%	4.25	04/02/2012	66,750	169,250

(1)	These options to purchase Holmes’ common stock were granted under Holmes’ 1997 Stock Option Plan. The option price of $4.25 per share was based on an evaluation performed by Holmes’ majority stockholder. This value was used in setting all option grants during 2003.

(2)	Net gains from potential stock option exercises are estimated based on assumed rates of stock price appreciation over the option term as set forth in rules promulgated by the Securities and Exchange Commission, and are not intended to forecast future appreciation of Holmes’ common stock. The actual net gains, if any, are dependent on the actual future performance of the common stock, for which there is currently no public market.

Aggregated Option Exercises and Fiscal Year End Values

      The following table sets forth certain information concerning the number and value of unexercised options to purchase Holmes’ common stock at December 31, 2003.

			Number of Shares Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money
			Year-End(#)		Options($)(2)

Name	Exercise(#)	Realized($)	Exercisable(1)	Unexercisable	Exercisable	Unexercisable

Jordan A. Kahn(3)	—	—	690,147	48,108	—	—
Peter J. Martin(3)	—	—	400,000	550,000	—	—
(Tommy) Woon Fai Liu	—	—	103,000	57,000	—	—
John M. Kelliher	—	—	10,000	90,000	—	—
Louis F. Cimini	—	—	25,000	50,000	—	—

(1)	Includes non-qualified options whose vesting is tied to specific Holmes performance measures.

(2)	There is currently no public market for Holmes’ common stock. No determination of the value of such common stock was made as of December 31, 2003.

(3)	In 2003, options for 50,000 shares previously issued to each Mr. Kahn and Mr. Martin were canceled.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2003 about our equity compensation plans and arrangements, in the aggregate.

	(a)		(c)
	Number of Securities	(b)	Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
Plan Category	Outstanding Options	Outstanding Options	Under Plans(2)

Equity Compensation Plans Approved by Stockholders(1)	5,459,696	$4.20	501,282
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	5,459,696	$4.20	501,282

(1)	Consists of Holmes’ 1997 Stock Option Plan, under which the Company may grant incentive and non-qualified stock options to purchase common stock as well as restricted stock awards.

(2)	Excluding shares of common stock reflected in column (a).

Retirement Benefit Accumulation Plan

      During fiscal 2000, the Company amended one of the defined benefit plans acquired as part of the Rival transaction in 1999 and extended pension benefits to all domestic, full-time employees of the Company. The Holmes Group Retirement Benefit Accumulation Plan, as amended and restated, is a non-contributory defined benefit plan that allows for the vesting of benefits for certain participants under a cash balance plan formula. Under the Plan, each employee has an individual account that earns a compensation credit which, in 2003, was computed at 4% of annual base salary up to $76,000 and 8% of base salary between $76,000 and the maximum eligible compensation of $200,000. Each account is also increased by an annual interest credit based on the yield of the one-year U.S. Treasury bill plus 100 basis points. Participants are fully vested after five years of employment. Upon retirement, each person receives a benefit based on the value of their cash balance account which is payable either as a lump sum or in the form of an annuity.

      The following table shows the estimated annual benefits payable under the Plan upon retirement at age 65 for each of the named executive officers. The amounts presented are on a straight-life annuity basis, but alternative methods of payment are available at the option of the participant. In no event shall benefits payable under the Retirement Benefit Accumulation Plan exceed the maximum allowed under the Employee Retirement Income Security Act of 1974, as amended. The benefit payments under the Plan are not subject to any deductions for Social Security benefits or other offset amounts.

Estimated Annual Benefits
Payable Upon Retirement
Name	At Age 65(1)

Jordan A. Kahn	$9,475
Peter J. Martin	32,023
(Tommy) Won Fai Liu(2)	—
John M. Kelliher	21,182
Louis F. Cimini	30,114

(1)	Assumes continued service until age 65 at current salary levels.

(2)	Mr. Liu is not covered under the Retirement Benefit Accumulation Plan, but is a participant in the defined contribution plan maintained for the Company’s Hong Kong based employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

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
Berkshire Fund V, Limited Partnership
c/o Berkshire Partners LLC
One Boston Place
Boston, MA 02108
Jordan A. Kahn(4)	3,334,920	15.9%
Peter J. Martin(4)	400,000	1.9%
(Tommy) Woon Fai Liu(4)	237,203	1.2%
Richard Lubin(5)	15,052,594	74.0%
Randy Peeler(5)	15,052,594	74.0%
Gregory F. White(4)	763,577	3.6%
Fred Musone(4)	2,000	*
Louis F. Cimini(4)	25,000	*
John M. Kelliher(4)	10,000	*
All current directors and executive officers as a group (9 persons)(6)	19,825,294	82.8%

(1)	Unless otherwise specified, the address of each person is c/o The Holmes Group, Inc., One Holmes Way, Milford, MA 01757.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and reflects general voting power and/or investment power with respect to securities. In addition to the 20,331,566 shares of common stock outstanding as of the date hereof, shares of common stock subject to options or warrants exercisable within 60 days are deemed outstanding.

(3)	Includes shares held by various investment entities affiliated with Berkshire Partners LLC.

(4)	Includes shares which may be held by family members or affiliates. Includes the following shares subject to vested stock options: Mr. Kahn — 690,147 shares; Mr. Martin — 400,000 shares; Mr. Liu — 103,000 shares; Mr. White — 592,039 shares; Mr. Musone — 2,000 shares; Mr. Cimini — 25,000 shares and Mr. Kelliher — 10,000 shares. With respect to Mr. Kahn, includes 246,615 shares held in trust for employees of the Company as to which Mr. Kahn is voting trustee. Mr. Kahn disclaims beneficial ownership of such shares.

(5)	This person is affiliated with Berkshire Partners LLC and may be deemed to have a beneficial interest in certain of the shares held by its affiliates. This person disclaims beneficial ownership of shares in which he has no pecuniary interest.

(6)	Includes stock options and voting trust shares referred to in Note 4.

*	Less than 1.0%

Item 13.	Certain Relationships and Related Transactions

      Pursuant to a letter agreement dated December 10, 1998 with two investment funds affiliated with Berkshire Partners (the Letter Agreement), Berkshire Partners received a fee of $2.0 million from Holmes as of the closing of the Rival acquisition. Pursuant to a Management Agreement (the Management Agreement), entered into in November 1997 in connection with the 1997 Transactions, Berkshire Partners received a $1.5 million fee from Holmes and an annual fee of $400,000 per year for the provision of management and advisory services. The Letter Agreement increased the annual management fee to $500,000 following the closing of the Rival acquisition. The Management Agreement will be in effect until November, 2004, provided that the Management Agreement will terminate on the later of the first date that (i) Berkshire Partners owns less than 40.0% of Holmes’ common stock on a fully diluted basis, and (ii) Berkshire Partners owns fewer common shares than the members of Holmes’ management, taken as a group, or fewer shares than any other single stockholder. Berkshire Partners is also entitled to designate two of Holmes’ directors and has the right, at its election, to increase the size of the Board of Directors and the number of directors’ designated by it by an additional two directors. From time to time, Holmes may pay additional consulting or other fees to Berkshire Partners.

      Effective May 7, 2001, Holmes agreed to pay two investment funds affiliated with Berkshire Partners a guarantee fee as consideration for Berkshire’s guarantee of up to $43.5 million of the obligations under the Credit Facility. Payment of these fees is subordinated to our obligations under the Credit Facility. As amended effective March 22, 2002, the guarantee fee arrangement provides for payment of a fee of 2.25% per annum, compounded annually, on the $40.0 million Revolving Credit Loan B commitment, less the portion of this facility designated as subordinated debt funding loans (which portion is subordinated to the other obligations under the Credit Facility), on which portion such fee is 20% per annum, compounded annually.

      During 2001, investment funds affiliated with Berkshire Partners purchased the Company’s Senior Subordinated Notes due 2007 on the open market. They purchased approximately $36.2 million principal amount of Notes, which the Company repurchased from the Berkshire Partners funds at cost plus accrued interest (approximately $12.8 million) as part of the Fifth Amendment to the Credit Facility as fully described in Note 8 of Notes to Consolidated Financial Statements under Item 8 of this Report.

      Since its inception in 1982, Holmes has retained Jordan Kahn Co, Inc. (JKC), a corporation owned by Jordan A. Kahn, to serve as a sales representative for Holmes in the northeastern United States. Pursuant to a representation agreement between Holmes and JKC, Holmes has agreed to pay to JKC a commission on net sales to JKC’s customers in its territory, which fee is the same fee paid by Holmes to other unaffiliated sales representative organizations representing Holmes in other territories throughout the United States. Pursuant to this arrangement, Holmes paid a total of $215,000, $235,000 and $189,000 to JKC for the years ended December 31, 2001, 2002 and 2003, respectively.

      In connection with the November 1997 recapitalization transactions, the Company purchased a portion of the shares of common stock of Holmes beneficially owned by an affiliate of Pentland, its former majority stockholder. At this time, Holmes entered into new employment agreements with Messrs. Kahn and Liu, and made certain payments to Mr. Kahn in connection with the 1997 transactions. The agreement with Mr. Kahn was subsequently modified with the current agreement extended to April 30, 2004. Holmes entered into an employment agreement with Peter J. Martin in connection with his joining the Company in August 2001. The material terms of these employment agreements are described in Note 14 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report. In January 2004, the Company entered into Change of Control Severance Agreements with approximately 20 employees, including executive officers Louis Cimini and John Kelliher, providing for the continuation of salary, bonus and benefits for a period of time following certain terminations of employment after a change in control of the Company.

Item 14.	Principal Accountant Fees and Services

Independent Auditor Fees and Services

      The Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP (“PwC”) to perform an annual audit of the Company’s financial statements for the fiscal year ended

December 31, 2003. The following table presents fees earned by PwC for professional services in fiscal years 2002 and 2003:

Services Rendered	2002	2003

Audit fees	$649,000	$631,000
Audit-Related fees	40,000	36,000
Tax fees	145,000	138,000
All other fees	28,000	49,000

      The audit fees are fees paid to PwC for professional services for the audit of the Company’s consolidated financial statements included in the Annual Report on Form 10-K and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

      The audit-related fees for fiscal years 2002 and 2003 consisted principally of audits of employee pension and other benefit plans. Tax fees for fiscal year 2002 and 2003 consisted principally of international tax planning, consultations regarding compliance and other tax matters; assistance with certain foreign tax authority examinations; review of the Company’s U.S. federal income tax return; and advice and assistance with respect to transfer pricing matters.

      All other fees for fiscal years 2002 and 2003 consisted primarily of non-audit services related to benefit plan actuary services. In addition, fees paid by a Company sponsored benefit plan trust to PwC for professional services associated with assessments of funding requirements, the preparation of benefit summaries and other compliance related services totaled $92,000 and $105,000 in fiscal 2002 and 2003, respectively.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Report:

1. Financial Statements are listed in the Index to Consolidated Financial Statements contained in Item 8 of this Report.

2. Financial Statement Schedules, to the extent required, are listed in the Index to Consolidated Financial Statements contained in Item 8 of this Report.

3. Exhibits are listed in subsection (c) below.

      (b) Reports on Form 8-K:

      None.

      (c) Exhibits:

Exhibit
Number	Description

3.1	Articles of Organization (as amended) of The Holmes Group, Inc. f/k/a Holmes Products Corp.(1)
3.2	Articles of Organization of Holmes Manufacturing Corp.(1)
3.3	Articles of Organization of Holmes Air (Taiwan) Corp.(1)
3.4	Certificate of Incorporation of Holmes Motor Corp.(4)
3.5	Restated Certificate of Incorporation (as amended) of The Rival Company(4)
3.6	Certificate of Incorporation (as amended) of Rival Consumer Sales Corporation(4)
3.7	Bylaws (as amended) of The Holmes Group, Inc. f/k/a Holmes Products Corp.(1)
3.8	By-laws of Holmes Manufacturing Corp.(1)
3.9	By-laws of Holmes Air (Taiwan) Corp.(1)
3.10	By-laws of Holmes Motor Corp.(4)
3.11	By-laws of The Rival Company(4)
3.12	By-laws of Rival Consumer Sales Corporation(4)
4.1	Stockholders’ Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
4.2	Registration Rights Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(1)
4.3	Indenture dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp. and State Street Bank and Trust Company(1)
4.4	Form of Senior Subordinated Notes due 2007 — (Included in Exhibit 4.3)(1)
4.5	Form of Note Guaranty — (Included in Exhibit 4.3)(1)
4.6	First Supplemental Indenture and Guarantee dated October 14, 1998 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp. and State Street Bank and Trust Company(4)
4.7	Indenture dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., The Rival Company, Patton Electric Company, Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company(3)
4.8	First Amendment to Registration Rights Agreement dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(4)

Exhibit
Number	Description

4.9	First Amendment to Stockholders’ Agreement dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain stockholders thereof(4)
4.10	Second Supplemental Indenture and Guarantee dated February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Manufacturing Corp., Holmes Air (Taiwan) Corp., Holmes Motor Corp., Moriarty Acquisition Corp., The Rival Company, Patton Electric Company, Inc., Patton Building Products, Inc., Rival Consumer Sales Corporation and State Street Bank and Trust Company(4)
10.1	Stock Purchase and Redemption Agreement dated as of October 27, 1997, as amended as of November 25, 1997, among Asco Investments Ltd., Jordan A. Kahn, The Holmes Group, Inc. f/k/a Holmes Products Corp., Holmes Products (Far East) Limited and Holmes Acquisition LLC(1)
10.2	Stock Purchase Agreement dated as of October 27, 1997 among Jordan A. Kahn and Holmes Acquisition LLC(1)
10.3	Executive Employment and Non-Competition Agreement dated November 26, 1997 among The Holmes Group, Inc. f/k/a Holmes Products Corp. and Jordan A. Kahn (superseded by Exhibit 10.25)(1)
10.4	Employment Agreement dated November 16, 1997 among Holmes Products (Far East) Limited and (Tommy) Woon Fai Liu(1)
10.5	The Holmes Group, Inc. f/k/a Holmes Products Corp. Amended and Restated 1997 Stock Option Plan(4)
10.6	The Holmes Group, Inc. f/k/a Holmes Products Corp. Employee Stock Purchase Plan(4)
10.7	Agreement and Plan of Merger dated December 17, 1998, by and among The Holmes Group, Inc. f/k/a Holmes Products Corp., Moriarty Acquisition Corp. and The Rival Company(2)
10.8	Confidentiality Agreement dated October 1, 1998, by and between The Holmes Group, Inc. f/k/a Holmes Products Corp. and BancAmerica Securities, Inc., on behalf of The Rival Company(2)
10.9	Purchase Agreement dated as of January 29, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., BancBoston Robertson Stephens Inc. and Lehman Brothers Inc.(2)
10.10	Investors Subscription Agreement dated February 5, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp. and certain investors(3)
10.11	Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 5, 1999 among The Holmes Group, Inc. f/k/a Holmes Products Corp., Moriarty Acquisition Corp., The Rival Company, Holmes Products (Far East) Limited, Esteem Industries Limited, Raider Motor Corporation, Holmes Products (Europe) Limited, Bionaire International B.V., Patton Electric Hong Kong, Limited, and The Rival Company of Canada, Ltd., BankBoston, and the other lending institutions party thereto, BankBoston, N.A. as Administrative Agent and Lehman Commercial Paper Inc. as Documentation Agent, with BankBoston Robertson Stephens Inc. as Syndication Agent and Arranger and Lehman Brothers Inc. as Co-Arranger(3)
10.12	Asset Purchase Agreement dated October 1, 1999 by and among The Holmes Group, Inc. f/k/a Holmes Products Corp., The Rival Company and Sta-Rite Industries(5)
10.13	Agreement of Purchase and Sale of Assets dated December 21, 1999 by and among The Holmes Group, Inc., The Rival Company, Patton Building Products, Inc., Patton Electric Company, Inc. and The Marley Company(6)
10.14	Employee Stockholders’ Agreement dated April 23, 1998(7)
10.15	Voting Trust Agreement dated April 23, 1998(7)
10.16	Lease Agreement between The Holmes Group, Inc. and ACRE HPC, LLC dated as of January 7, 2000(8)
10.17	Form of Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 30, 2000 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(9)

Exhibit
Number	Description

10.18	Amendment to Lease Agreement between The Holmes Group, Inc. and ACRE HPC, LLC dated as of December 21, 2000(10)
10.19	Form of Forbearance Agreement and Third Amendment dated as of April 13, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(10)
10.20	Form of Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and Limited Waiver dated as of May 7, 2001 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(10)
10.21	Form of Warrant Purchase Agreement and Common Stock Purchase Warrant dated as of May 7, 2001 by and among The Holmes Group, Inc. and the lenders party thereto, as investors(10)
10.22	Form of Co-Sale Agreement dated as of May 7, 2001 by and among The Holmes Group, Inc., certain affiliates of Berkshire Partners LLC, and the lenders party thereto, as investors(10)
10.23	Executive Employment and Non-Competition Agreement dated August 1, 2001 between The Holmes Group, Inc. and Peter J. Martin(11)
10.24	Agreement of Purchase and Sale of Assets relating to the Pollenex division dated January 11, 2002, among The Holmes Group, Inc., The Rival Company, and Conair Corporation(12)
10.25	Executive Employment and Non-Competition Agreement dated February 1, 2002 between The Holmes Group, Inc. and Jordan A. Kahn(13)
10.26	Form of Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 22, 2002 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(13)
10.27	Letter agreement regarding guaranty fees dated March 22, 2002 by and among The Holmes Group, Inc., its subsidiaries party thereto, and certain affiliates of Berkshire Partners LLC(13)
10.28	Amendment to Executive Employment and Non-Competition Agreement dated March 17, 2003 between The Holmes Group, Inc. and Jordan A. Kahn(14)
10.29	Form of Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 19, 2003 by and among The Holmes Group, Inc., its subsidiaries party thereto, and the lenders party thereto(15)
10.30	Amendment to Executive Employment and Non-Competition Agreement dated January 8, 2004 between The Holmes Group, Inc. and Jordan A. Kahn(15)
10.31	Form of Change of Control Severance Agreements dated as of January 10, 2004 between The Holmes Group, Inc, and John Kelliher and Louis Cimini(15)
21.1	Subsidiaries of Registrant(10)
23.1	Consent of PricewaterhouseCoopers LLP(15)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Peter J. Martin(15)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — John M. Kelliher(15)

Notes:

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-44473).

(2)	Incorporated by reference to the Registrant’s Tender Offer Statement on Schedule 14D-1 dated December 23, 1998, as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 5, 1999.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 8, 1999.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 1999.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as amended (Registration No. 333-77905).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 14, 2002.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(15)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOLMES GROUP, INC.

By:	/s/ PETER J. MARTIN

Peter J. Martin, President
Chief Executive Officer

Dated: March 16, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. MARTIN Peter J. Martin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ JOHN M. KELLIHER John M. Kelliher	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ JORDAN A. KAHN Jordan A. Kahn	Chairman of the Board of Directors	March 26, 2004

/s/ TOMMY LIU (Tommy) Woon Fai Liu	Director	March 26, 2004

/s/ RICHARD LUBIN Richard Lubin	Director	March 26, 2004

/s/ RANDY PEELER Randy Peeler	Director	March 26, 2004

/s/ GREGORY F. WHITE Gregory F. White	Director	March 26, 2004

/s/ FRED J. MUSONE Fred J. Musone	Director	March 26, 2004